Form 10-K405
period 2000-01-31
LIGHTSPAN INC
filed 2000-04-28
CIK 1097892

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             ---------    ---------

                          Commission File No. 000-29347

                                 LIGHTSPAN, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     33-0585210
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       10140 CAMPUS POINT DRIVE
         SAN DIEGO, CALIFORNIA                                       92121-1520
(Address of principal executive office)                              (Zip Code)

                                 (888) 425-5543
              (Registrant's telephone number, including area code)

                         THE LIGHTSPAN PARTNERSHIP, INC.
                           (Former name of registrant)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

As of March 31, 2000 the aggregate market value of registrant's voting and non-voting stock held by non-affiliates, based upon the closing sales price for the registrant's common stock, as reported on the Nasdaq National Market, was approximately $379.4 million (calculated by excluding shares owned beneficially by affiliates).

Number of shares of registrant's common stock outstanding as of March 31, 2000:
44,220,515

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before May 30, 2000 in connection with the Registrant's Annual Meeting of Shareholders to be held on June 29, 2000, is incorporated by reference into Part III of this Report.

                                 LIGHTSPAN, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I..............................................................................................   2
       Item 1.   Business...........................................................................   2
       Item 2.   Properties.........................................................................   19
       Item 3.   Legal Proceedings..................................................................   19
       Item 4.   Submission of Matters to a Vote of Security Holders................................   19
PART II.............................................................................................   20
       Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..............   20
       Item 6.   Selected Financial Data............................................................   22
       Item 7.   Management's Discussion and Analysis of Financial Condition and Operating Results..   23
       Item 7a. Quantitative and Qualitative Disclosures About Market Risk..........................   33
       Item 8.   Financial Statements and Supplementary Data........................................   33
       Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  33
PART III............................................................................................   34
       Item 10.  Directors and Executive Officers of the Registrant.................................   34
       Item 11.  Executive Compensation.............................................................   34
       Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................   34
       Item 13.  Certain Relationships and Related Transactions.....................................   34
PART IV.............................................................................................   34
       Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   34
SIGNATURES..........................................................................................   37


        The following are trademarks or service marks of Lightspan, Inc.:


   -  The Lightspan Network(R)         -  Lightspan                         -  Lightspan PageOne
   -  Global Schoolhouse(R)            -  Lightspan Achieve Now             -  Lightspan Adventures
   -  StudyWeb(R)                      -  Your Class Online                 -  Learning Search
   -  Lightspan Partnership            -  Your School Online



All other trade names, trademarks and service marks appearing in this 10-K are the property of their holders.

                                     PART 1

ITEM 1.  BUSINESS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Lightspan, Inc.'s ("Lightspan" or the "Company") future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to risks detailed in this Form 10-K. We assume no obligation to update any forward-looking statements.

INTRODUCTION

   Lightspan, Inc. provides curriculum-based educational software and Internet products and services used both in school and at home. We were founded in 1993 on the philosophy of using technology to increase student achievement by connecting the school to the home. Our technology, delivery systems and content help increase student interest in learning, parental involvement in their children's education, and productive interaction among teachers, parents and students. Over 400 studies by schools that use our products and services show that our products improve overall student performance.

   Lightspan Achieve Now, our product for students in kindergarten through eighth grade, or K-8, is a series of media-rich, interactive software programs that covers the core curriculum -- language arts, reading and math. We sell it exclusively to schools and school districts for use in both the classroom and at home. The Lightspan Achieve Now curriculum has already been purchased by over 890 school districts in 46 states and implemented in 2,375 schools and 12,300 classrooms, representing a total of 135,000 student and teacher licenses. Our Academic Systems products provide a series of curriculum-based software that addresses the math and writing needs of under-prepared college students. These products are currently used in over 250 colleges and universities across the United States. Our Internet K-12 products and services are used in over 7,600 schools, of which over 1,200 schools are using the Lightspan Network. Lightspan.com is currently being used by over 400,000 unique users monthly.

   We offer the following integrated family of Internet products and services through our Web site, Lightspan.com:

   - The Lightspan Network, a curriculum-based online subscription service marketed to schools for classroom and home use;

   - Your Class Online, a service that enables teachers to easily create customized home pages for their classrooms;

   - Your School Online, a school Web site builder that easily integrates with Your Class Online and with existing school or district Web sites;

   - Global Schoolhouse, a leading education Web site where teachers can develop and manage collaborative learning projects online;

   - Lightspan Learning Search, a service that sorts the most valuable educational Web sites, lesson plans and activities from the Internet by grade and subject for easy access for teachers, students and parents;

   - StudyWeb, a leading research Web site that helps parents, teachers and students find educational information and resources on the Web;

   - The Lightspan Learning Store, a Web site that sells educational products online; and

   -  selected additional content for teachers, parents and students.

   Our objective is to become the premier online education destination for teachers, parents and students, as well as the leading provider of technology-delivered, curriculum-based supplemental study materials in kindergarten through college education. To achieve this objective, we expect to draw on the educational technology and Internet experience of our management, sales and marketing and Internet teams to pursue the following strategies:

   -  capitalize on our current market position;

   -  continue to develop and enhance Lightspan.com;

   - enhance our Lightspan Achieve Now curriculum with content delivery available through new Internet and broadband technologies;

   -  create additional Internet-based revenue streams; and

   -  pursue strategic acquisitions and relationships.

    Through June 1996, our activities consisted primarily of designing and developing Lightspan Achieve Now. To supplement our product offerings, we introduced The Lightspan Network in January 1997 and launched Lightspan PageOne, the predecessor to Your Class Online, in June 1999. We acquired Academic Systems and Global Schoolhouse in September 1999 and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999, and enhanced it with the Lightspan Learning Store in October 1999 and Your School Online and Your Class Online in February 2000. We changed our name to Lightspan, Inc. in April 2000.

PRODUCTS

   Our products and services are technology-based educational tools and resources that can be used by teachers, students and families to increase student performance.

   Over 400 studies by schools that use our products and services show that our products improve student performance in reading or mathematics or in both subjects. A composite analysis of studies conducted by schools at 36 sites and covering 4,650 students shows that, on average, 24% more Lightspan Achieve Now students were successful in reading and 46% more Lightspan Achieve Now students were successful in mathematics than their peers who did not use the Lightspan Achieve Now curriculum, as measured by performance on standardized tests. In part because of its demonstrated impact on student achievement, our Lightspan Achieve Now curriculum has been included as a skill-and-content-based reform model eligible for funding by the U.S. Department of Education's Comprehensive School Reform Demonstration program. Several independent studies conducted by colleges that use our Academic Systems products have shown that these products, compared to traditional lecture taught courses, increase pass rates, keep more students enrolled in the courses covered and increase students' performance in follow-on course work.

   K-8

   Lightspan Achieve Now is a series of media-rich, interactive software programs that covers the core curriculum of language arts, reading and math, and is designed to enhance learning in both the classroom and at home. Lightspan Achieve Now is a supplement to textbooks and other materials used in K-8 schools and covers more than 80% of the typical K-8 reading, language arts and mathematics curricula. Lightspan Achieve Now incorporates a variety of interactive formats and varying levels of difficulty to cover a specific set of educational objectives and to address a diverse range of learning styles, making it possible to reach each student in a class more effectively. The Lightspan Achieve Now curriculum features stories and original characters designed around an active learning approach, which is intended to provide the learner with essential components of an effective learning environment including motivation to master a skill or concept, learning by doing, practice and application of the skill or concept to another situation.

   We deliver our reading and language arts and mathematics curricula in imaginary "worlds" -- episodic, interactive series with a consistent set of characters that are designed to cover a broad range of curriculum objectives. Generally, each world is contained on a series of CD-ROMs, or titles, which are divided into multiple "Adventures." Our Adventures are developed with the assistance of an advisory board of reading, language arts and mathematics educators, an advisory board of video game developers, television writers and commercial animators. The Lightspan Achieve Now curriculum was developed using entertainment industry production techniques and features full motion digital video and 3-D animation.

   Our Lightspan Achieve Now language arts and reading curriculum provides a variety of learning paths, all with a single objective -- improving literacy and communication -- and is designed to ensure that all students succeed in listening, speaking, reading, writing, viewing and producing. The Adventures that comprise our Lightspan Achieve Now reading and language arts curriculum address vocabulary comprehension, critical thinking skills, study skills, the writing process, print and text recognition, phonics, decoding, and many other areas covered by the typical K-8 reading and language arts curriculum.

   Our Lightspan Achieve Now math curriculum is designed to provide a set of experiences that increase student confidence and encourage students to solve problems, think mathematically and apply and communicate their thinking. The Adventures that comprise our Lightspan Achieve Now mathematics curriculum address number sense, critical thinking, number theory, estimation, geometry and many other areas covered by the typical K-8 mathematics curriculum.

   Lightspan Achieve Now licenses are sold on a perpetual license basis for approximately $600 per student license including the teacher license and materials. A complete Lightspan Achieve Now program consists of teacher licenses containing approximately 35 CD-ROM titles appropriate to each grade level, instructional materials, student licenses for each student containing the same CD-ROM titles as those included with the teacher licenses, student pre-tests, post-tests and progress checks, parenting and other materials, professional development visits, and evaluation criteria to meet accountability standards.

   Lightspan Achieve Now's curriculum runs on both Sony PlayStation(R) game consoles and MPEG-capable, Windows-based personal computers, though use at home is currently almost always on Sony PlayStation game consoles. We plan to continue development of new titles to meet changing education trends and to refresh the product over time.

   K-12 INTERNET

   Our family of Internet products and services provides teachers, students and parents with a wide array of online learning resources.

Lightspan.com

   All of our Internet products and services can be found at www.lightspan.com, including Your Class Online and its predecessor, Lightspan PageOne, Your School Online, Global Schoolhouse, The Lightspan Network, The Lightspan Learning Store, Lightspan Learning Search and StudyWeb. We plan to continually expand and enhance the products and services offered through Lightspan.com.

Your Class Online

   Your Class Online helps teachers quickly and easily build customized classroom home pages and assemble the best educational resources available on the Internet to support their classroom instruction and allows teachers to:

   - access a database of over 115,000 educational Web sites, activities and lesson plans which have been reviewed by educators;

   -  bookmark favorite sites;

   -  post homework assignments;

   -  create class albums, like collections of student artwork or projects;

   - access on-line reference resources such as a dictionary, thesaurus, and encyclopedia;

   - use a variety of curriculum-based interactive learning activities in their classrooms; and

   - share these features in a password-protected environment with students' families.

Your School Online

   Your School Online is a free home page builder for schools. Your School Online allows teachers to automatically integrate their classrooms' Your Class Online home pages with their school's home page. We also expect that Your School Online will work with many other Web publishing tools that a school might have in place. Its features include:

   -  the ability to organize and compile Web links;

   - a calendar of events that makes it easy for parents and students to find out what events or activities are happening at school;

   - a simple way for users to connect to Your Class Online home pages for particular classrooms within a given school;

   -  a site for teachers to post notes and announcements and receive feedback;

   - a school contact page which allows parents to easily send e-mail to a school representative; and

   - easy access to Web site usage statistics to help administrators understand what is popular on their site.

Global Schoolhouse

   In September 1999, we acquired Global Schoolhouse, a Web site with over 28,900 registered users. It enables classroom to classroom collaboration by allowing educators to share ideas and create projects together online. Global Schoolhouse began as a pilot project of the National Science Foundation. Global Schoolhouse has teamed with individuals, schools, businesses, and community organizations to design, develop and manage hundreds of collaborative online learning projects each year. Global Schoolhouse offers:

   - Cyberfair, an annual global Internet competition for children in grades K-12, who showcase their local communities by designing their own Web sites;

   - CU-Schools Videoconferencing, a real-time, community-building conferencing system that lets students and their teachers learn and collaborate online; and

   - Internet Projects Registry, a registry of classroom projects from teachers all over the world.

The Lightspan Network

   The Lightspan Network is our premium online subscription service for classroom and home use. It provides a rich array of curriculum-based K-8 content correlated to state academic standards in an advertising-free environment. We charge a subscription fee of approximately $2,500 annually to each subscribing school for The Lightspan Network. The Lightspan Network:

   -  provides Internet activities and lesson plans;

   - offers approximately 100 interactive, adventure-filled learning activities developed by educators that cover reading, mathematics, writing, vocabulary development, and Web literacy;

   - provides access to a database of over 115,000 educational Web sites, activities and lesson plans that have been reviewed by educators and correlated to state standards;

   - offers teachers and students Ed-mail, a personal e-mail account featuring special security measures created specifically for use in schools;

   - provides tools to enhance Internet research and student learning with a subscription to Compton's Encyclopedia Online, a leading online reference tool for K-12 schools; and

   - offers customer support through our professional development staff and access to our telephone help line.

The Lightspan Learning Store

   We developed The Lightspan Learning Store in partnership with SmarterKids.com to offer educational products online to teachers and families. As we expand and enhance Lightspan.com, we plan to include links from products that SmarterKids.com recommends to specific Lightspan learning activities found on Lightspan.com. We also expect that our Lightspan learning activities will be linked to the Lightspan Learning Store, allowing users to make an immediate purchase of educational products related to the learning activity.

Lightspan Learning Search

   We developed the Lightspan Learning Search as a resource compiler for collecting the best of educational Web sites, lesson plans and activities from the Internet, and guiding the user to expert-selected Web sites and online educational content on Lightspan.com and the World Wide Web. Lightspan Learning Search also sorts the educational content by grade and subject for easy access for teachers, students and parents.

StudyWeb

   In October 1999, we acquired StudyWeb, a "homework helper" Web site. StudyWeb was started approximately four years ago to specifically address one of the needs most frequently cited by parents, teachers and students seeking to use the Web for educational purposes -- finding research resources as easily as possible on the Web without encountering inappropriate materials. StudyWeb has developed a sophisticated system for identifying and reviewing Web sites, and has built a database with more than 115,000 Web site reviews. Reviews are categorized by subject matter and include grade level recommendations, content descriptions and other useful information. StudyWeb serves as the basis for Lightspan Learning Search.

   HIGHER EDUCATION

   Academic Systems, our higher education division, has products that address the needs of under-prepared college students, and consist of:

   - Interactive Mathematics -- Elementary Algebra, which covers whole numbers, proportional reasoning, signed numbers and introductory geometry and algebra;

   - Interactive Mathematics -- Algebra, which covers polynomials, rational expressions, linear equations and graphing;

   - Interactive Mathematics -- Intermediate Algebra, which covers rational exponents, quadratic equations, functions, exponential and logarithmic functions, and non-linear equations and inequalities;

   - Interactive Mathematics -- College Algebra, which includes non-linear functions, equations, conic sections, matrices, determinants, induction, sequences and counting; and

   - Interactive English, which prepares students for academic writing, including narrative writing, data analysis, text interpretation, and persuasive writing, and contains concise grammar instructions on common college writing errors and related reading and comprehension activities.

   Academic Systems' products are media-rich with extensive graphics and video components and are grounded in teaching techniques that focus on students as individuals. Students take the courses in a computer lab or on a Windows-based personal computer in their residence, at their own pace. Students review lessons and then practice the concepts learned. Depending upon the student's performance in the practice session, the program prompts further review or moves the student onto the next lesson. Wrong answers will prompt an explanation of how to solve the question. In the Elementary Algebra course, there is a special help function featuring video characters. Each character represents a different learning style and offers multiple approaches to solving the problem, ranging from showing the method that can be used to solve the problem, to explaining the solution with a picture or graph, to providing the solution from a theoretical perspective. This often provides the help that under-prepared college students need to pass the course and succeed in school. Academic Systems also offers printed practice materials.

   Academic Systems provides management services to educators who use its curriculum, typically by compiling and communicating information about student time-on-task and performance while using the curriculum. These management services can be accessed on the Internet at academic.com or a college's Web site, and also on a college's local area network.

   Academic Systems curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. The licensing fee to colleges of $60 to $80 per student is approximately equal to an equivalent textbook.

   Financial information about our Lightspan Achieve now educational software and our Internet and Academic Systems products and services is included in Note 10 to the Lightspan consolidated financial statements included elsewhere in this 10-K.

PRODUCT DESIGN AND DEVELOPMENT

   We consider successful product development to be essential to maintaining and growing our market position. We expect to continue enhancing our Lightspan Achieve Now and Academic Systems curricula while significantly increasing our efforts to further develop our Internet products and services.

   Lightspan Achieve Now products include a diverse mix of media, formats, and visual presentations. Every Lightspan Adventure is built according to the following fundamental design principles, which we believe differentiate our products from competitive products:

   -  we correlate each title to state and national academic standards;

   - we create interesting characters in engaging stories that unfold with the help of full-screen, full-motion video and music, and with sophisticated interactivity representing many of the techniques of the latest video games; and

   - we develop assessment components for the teacher to monitor students' progress for each of the titles.

   All Lightspan Achieve Now programs are designed so they can be used on a television as well as on a computer screen. Text elements are rendered on the screen for clear visibility from across the room. Live action video and animation segments are converted from original footage to the MPEG software format, and then digitally optimized for a sharp television picture. We believe these design features offer a unique opportunity to move our Lightspan Achieve Now curriculum to a digital set-top box once broadband technology becomes widely available to cable television subscribers. We also believe that our competitors who have designed their educational technology for use only on a computer screen will experience difficulties in converting their computer interfaces to television interfaces, and that we are better positioned to move our products to a digital set-top box platform.

   We are pursuing a broad range of product development efforts to expand and enhance our Lightspan.com Web site. These product development efforts include developing new collaborative learning applications for Global Schoolhouse and enhancing its existing content, developing new content for teachers, parents and students on Lightspan.com, and expanding our electronic commerce offerings.

   Academic Systems' math and writing products combine media-rich video and graphics with teaching techniques that focus on students as individuals and offer extensive help and reinforcement examples. The Academic Systems curriculum is reviewed each school year based on input from user groups made up of faculty from across the country, and updated when appropriate.

SALES AND MARKETING

   We sell our Lightspan Achieve Now curriculum and The Lightspan Network directly to school districts. We have identified and are targeting school districts that routinely implement new and innovative programs. Our programs are generally sold "top down," with the first presentations made to a school district's key decision maker, who is often the superintendent or assistant superintendent in charge of curriculum or technology. Schools are becoming more involved in the decision process as site-based management is implemented within school districts. The sales cycle for the initial purchase of our Lightspan Achieve Now curriculum is typically six to twelve months, with shorter periods for The Lightspan Network.

   A school district will typically purchase the Lightspan Achieve Now curriculum for a few classrooms in one school. Upon the successful implementation of the Lightspan Achieve Now curriculum, the school district will typically add the curriculum in other schools within the district. The product is also often sold deeper into individual schools, either in additional classrooms in a given grade or in additional grade levels.

   Our force of direct salespeople for grades K-12 is supported by a professional development team that provides pre- and post-sales support and works with current Lightspan schools to identify additional sales opportunities. While our sales force and professional development team are focused on selling into new accounts and increasing our presence in current accounts, they also act as partners with implementing schools in identifying funding sources. Each member of our sales force has substantial experience in educational technology sales, is generally working in his or her home territory and has extensive contacts in school districts within their territory.

   Our marketing efforts include:

   -  hosting policy forums for education policy makers at industry events;

   -  giving keynote speeches and presentations at major education conventions;

   -  participating on the advisory boards of key organizations in education;

   -  presenting at education trade shows and customer conferences; and

   - pursuing focused media relations activities in the education trade press and in local media in communities that are implementing our Lightspan Achieve Now curriculum.

   Sales of our Internet products and services are supported by our Lightspan field sales force, including a dedicated team of ten Internet sales people that focus on driving state-wide sales of our Internet products and services. We offer customized versions of The Lightspan Network to states having large contracts, and currently have contracts with the states of Illinois, North Carolina, Pennsylvania, Oklahoma, Texas, Delaware, Hawaii and other large school districts. To date, most of the marketing focus for our Internet products and services has been on the educational community.

   In the future, our focus will expand to include marketing directly to families. Print, radio and television advertising will be supplemented with a variety of online strategies. A series of promotions will be directed at encouraging usage and may include sweepstakes, user points affinity programs, and referral programs. Public relations efforts will focus on educational, consumer and business press. We have formed an advisory board of educators to assist us with the design and development of our Internet products and services. Direct marketing will concentrate on teachers and parents. We expect the results of these marketing efforts will be an increase in the number of teachers, students and parents accessing the content and tools provided by Lightspan.com. We believe that the marketing of Lightspan.com and our Internet products and services will contribute to sales of The Lightspan Network and sales of our Lightspan Achieve Now curriculum.

   As of January 31, 2000 Academic Systems employed 20 direct sales people in a separate sales organization. Academic Systems' sales and marketing efforts focus on statewide, system-wide and district sales, and specifically target potential purchasers that offer opportunities for sales of the Academic Systems curriculum to multiple college class sections. A typical initial sale of the Academic Systems curriculum will be for several sections in a college course. As the faculty becomes familiar with the Academic Systems curriculum and witnesses improved results from sections that are using the curriculum, Academic Systems' contracts tend to be renewed and increased. Over 90% of the institutions that have installed any portion of the Academic Systems curriculum since it was first offered remain as installed users. In addition, over 70% of institutions that have renewed their contracts with Academic Systems over its last four fiscal years have signed larger contracts. Academic Systems' marketing efforts include print advertising in periodicals directed at the higher education market, direct marketing, participation at trade shows, and user conferences.

PROFESSIONAL DEVELOPMENT AND SUPPORT SERVICES

   We believe that successfully implementing our products and services in schools and extending them to the home is necessary to realize potential improvements in student achievement. We also believe that improvements in student achievement differentiate the Lightspan Achieve Now curriculum from products offered by our competitors and generate further support at the school level for expanded sales. Our goal is to become the partner of schools that implement our products and services. Given the comprehensive nature of the Lightspan Achieve Now curriculum, its connection of schools to homes, the rapid technological changes brought about by the Internet, and educators' needs for ongoing technical training and mentoring, we commit substantial resources to train educators in the use of our products and services.

   As of January 31, 2000, we maintained a staff of 90 trained professionals, most of whom are former educators, to provide pre-sale planning and post-sale implementation, customer support, training services and motivation for teachers, administrators and parents in

Lightspan schools. We also operate a toll-free, five-day per week technical and curriculum support telephone help line called Partner Line that is accessible to both teachers and parents. We include professional development and Partner Line services with the initial purchase of Lightspan Achieve Now. Schools may purchase additional professional development or support services. We believe that the on-site training provided by our professional development staff is a key factor in encouraging school districts to implement Lightspan products in more schools within the district and in additional classrooms within an individual school.

   We provide pre-sale and post-sale support for college campuses that use our Academic Systems curriculum in a manner similar to that provided for our Lightspan Achieve Now curriculum, with a greater emphasis on technical support and installation related to the

   Web-based or local area networked student management system. Installation and support are included with the software license and additional services may be purchased.

RIGHTS TO CONTENT

   We rely principally upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary rights.

   We developed and own the rights to nearly all of the content within the Lightspan Achieve Now curriculum, including the worlds, characters, stories, educational content, and games. We hold trademarks to all of our Lightspan Achieve Now worlds, our individual CD-ROM titles, and many of our characters.

SEASONALITY

   Our operating results are expected to vary significantly from quarter to quarter because of seasonal influences on demand for our Lightspan Achieve Now and Academic Systems curricula and our services based on school calendars, budget cycles and timing of school districts' funding sources. Our Lightspan Achieve Now license transactions have historically been highest in our second fiscal quarter, and lowest in our first fiscal quarter. In the first half of fiscal 2001, we expect to recognize the Achieve Now deferred software license revenue as the remaining five titles are expected to be completed during the first and second quarters, which will not be indicative of our underlying business in those periods. See Change in Revenue Recognition Policy in Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results for further discussion.

COMPETITION

   The market for educational technology content and services is highly fragmented and competitive, with no company having significant market penetration. We generally compete for school instructional dollars with textbook publishers, software publishers, supplemental print publishers, Internet content and service providers, and training services, among others. We believe our solution is unique and competes favorably with existing products in these categories on a price and performance basis.

   In the instructional technology segment of this market, we believe our existing and prospective competitors may be divided into the following groups:

   - comprehensive curriculum software publishers which offer various school-based computer-based learning systems, including Compass Learning, formerly Jostens Learning Corporation, and Computer Curriculum Corporation;

   - "edutainment" software vendors, which principally target the consumer market but also sell to schools;

   - education-oriented Internet services and the educational segments of general on-line service providers;

   -  distance learning providers; and

   - programs that take over management of the school or provide substantial tutoring help, such as those provided by Edison Schools, Inc. and Sylvan Learning Systems, Inc.

   As Internet and broadband services become more widely deployed in K-12 and colleges, we believe new and as yet unidentified competition will enter the market. Traditional media companies and rapidly expanding Internet companies are likely to present new competition. Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, many of these current and potential competitors can devote substantially greater resources to product development, marketing and promotional campaigns and Web site and systems development than we can.

CONCENTRATION RISK

   During the fiscal year ended January 31, 2000, no one customer accounted for more than 10% of total revenues for Lightspan.

EMPLOYEES

   As of January 31, 2000, we employed 470 persons, including 153 in technology and development, 54 in general and administrative, 168 in sales and marketing and 95 in professional development. We expect that our headcount will increase, particularly in sales and professional development and Internet marketing and product development. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

   The following table sets forth certain information about our executive officers and key employees as of March 31, 2000:


NAME                                     AGE                            POSITION
----                                     ---  ---------------------------------------------------------
EXECUTIVE OFFICERS
John T. Kernan.........................   54  Chief Executive Officer and Chairman
Carl Zeiger............................   57  President, Chief Operating Officer and Director
Kathleen R. McElwee....................   45  Vice President of Finance and Chief Financial Officer
John H. Brandon........................   44  Executive Vice President, President of Academic Systems
                                              and Director
Winifred B. Wechsler...................   43  Executive Vice President and General Manager of Internet
                                              and Broadband Services
KEY EMPLOYEES
Merritt D. Farren......................   39  Senior Vice President of Corporate Development
Sandra K. Fivecoat.....................   51  Senior Vice President of Sales
Bernice Stafford.......................   58  Vice President of School Marketing and Evaluation
Dr. Larry R. Vaughn....................   61  Senior Vice President of School Reform
Debbie Myers...........................   45  Vice President of Sponsorship Sales

   John T. Kernan co-founded Lightspan and has served as our Chairman and Chief Executive Officer since September 1993. Prior to founding Lightspan, Mr. Kernan served as Chairman and Chief Executive Officer of Jostens Learning Corporation (now Compass Learning), an educational software company. Mr. Kernan developed Jostens Learning from a start-up company in 1985 (then named Education Systems Technology Corporation) to one of the largest educational software businesses in the United States. Under Mr. Kernan's leadership, Jostens Learning was a leading supplier of pre-kindergarten through adult educational software. Prior to founding Jostens Learning, Mr. Kernan was an executive with Gill Cable Corporation, a Northern California cable TV operator. He also was Vice President of Product Development for DELTAK, Inc. (now NETg), then the nation's largest provider of video-based training for technical professionals. Mr. Kernan was the President of the Software Publishers Association, has been named "Educator of the Decade" by Electronic Learning Magazine and regional "Entrepreneur of the Year" by Inc. Magazine, among other distinctions. Mr. Kernan helped found Academic Systems, which has since been acquired by Lightspan, and Elemental Software, which has since been acquired by Macromedia. Mr. Kernan sits on the boards of Teach.com and TechNet. Mr. Kernan holds a Bachelor of Science from Loyola College.

   Carl Zeiger co-founded Lightspan and has served as our President and Chief Operating Officer and as one of our directors since September 1993. Prior to founding Lightspan, Mr. Zeiger served as the President and Chief Operating Officer of Jostens Learning Corporation. Along with Mr. Kernan, Mr. Zeiger developed Jostens Learning into a leading supplier of pre-kindergarten through adult educational software. Prior to joining Jostens Learning, Mr. Zeiger served as Senior Vice President of Finance for Integrated Software Systems Corporation, a leading provider of presentation graphics software, and managed its initial and secondary public offerings and its eventual sale to Computer Associates. Mr. Zeiger is a certified public accountant in the State of California and holds a Bachelor of Science from the University of Denver.

   Kathleen R. McElwee has served as our Vice President of Finance and Chief Financial Officer since January 1999. From November 1997 to January 1999, she served as Vice President of Finance and Chief Financial Officer of Galoob Toys, Inc., a developer and marketer of toys. From December 1995 to November 1997, she served as Vice President of Planning for Galoob. From September 1993 to December 1995, she served as Assistant Controller of Nissan Motor Corporation in USA, an automobile company. Ms. McElwee holds a Bachelor in Business Administration from Pennsylvania State University and a Masters in Business Administration from the Wharton School of the University of Pennsylvania.

   John H. Brandon has served as our Executive Vice President and President of Academic Systems since we acquired Academic Systems in September 1999. From June 1997 to September 1999, he served as President and Chief Executive Officer of Academic Systems. From 1987 to May 1997, Mr. Brandon held various management positions at Adobe Systems, a provider of Web and print publishing software, and most recently was Vice President and General Manager of Adobe North America. Mr. Brandon holds a Bachelor of Arts from the University of California at Davis.

   Winifred B. Wechsler joined Lightspan in February 1999 and is our Executive Vice President and General Manager of Internet and Broadband Services. From 1985 to January 1999, Ms. Wechsler served in various management positions at The Walt Disney Company, a media and entertainment company, and most recently as Senior Vice President of Buena Vista Internet Group, or BVIG. One of the founders of Disney Online, Ms. Wechsler launched and managed Disney.com, directing all operations, including design, production, electronic commerce, advertising and marketing. In addition, Ms. Wechsler oversaw Disney's investment in Infoseek and the launch of Go Network and set policy and direction for BVIG. Prior to joining BVIG, Ms. Wechsler held a variety of positions at the Disney Channel, including Senior Vice President of New Business Development. Ms. Wechsler holds a Bachelor of Arts from Wellesley College and a Masters in Business Administration from the Wharton School of the University of Pennsylvania.

   Merritt D. Farren has served as our Senior Vice President of Corporate Development since April 1999. From May 1988 to April 1999, Mr. Farren held various management positions at The Walt Disney Company, a media and entertainment company, and most recently was Senior Vice President and General Counsel of The Disneyland Resort, Anaheim, California. Mr. Farren holds a Bachelor of Arts from Stanford University and a Juris Doctor from the University of California at Berkeley.

   Sandra K. Fivecoat has served as our Senior Vice President of Sales since February 1999. From April 1998 to January 1999, she served as Regional Vice President for our South Central Region. From 1987 to April 1998, Ms. Fivecoat held various sales management positions at Apple Computer, a manufacturer of computers and software. Ms. Fivecoat holds a Bachelor of Science and a Masters in Education from the University of Texas at Austin.

   Bernice Stafford co-founded Lightspan and has served as our Vice President of School Marketing and Evaluation since October 1993. From 1989 to 1993, she served as Director of Sales Programs at Jostens Learning Corporation. Ms. Stafford holds a Bachelor of Arts and a Master of Arts from the University of California at Berkeley.

   Dr. Larry R. Vaughn, Ed.D. has served as our Senior Vice President of School Reform since January 1999. From January 1993 to July 1998, he served as superintendent of Wichita Public Schools in Wichita, Kansas. Dr. Vaughn holds a Bachelor of Arts from Mississippi State University and a Doctorate in Education from the University of Houston.

   Debbie Myers has served as our Vice President of Sponsorship Sales since February 2000. From February 1988 to February 2000, she served as Senior Vice President, Western Sales and Special Programming at Fox Broadcasting Company. Ms. Myers holds a Bachelor of Arts from Wheaton College in Norton, Massachusetts.

RISK FACTORS

   Except for the historical information contained or incorporated by reference, this annual report on form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as wee as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of

Financial Condition and Operating Results" and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. We assume no obligation to update any forward-looking statements.

   You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT.

   We began selling our Lightspan Achieve Now educational software in January 1996 and entered the Internet market by launching The Lightspan Network in January 1997. Academic Systems began selling its educational software in April 1994. Since early 1999, we have significantly increased our efforts to expand our Internet businesses. As a result, both our curriculum-based educational software and Internet businesses have only a limited operating history on which you can base your evaluation of our business and prospects.

OUR QUARTERLY RESULTS ARE VOLATILE AND DIFFICULT TO FORECAST, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

   Our quarterly results have fluctuated greatly since our inception, for various reasons. Our quarterly net loss ranged between $8.5 million and $21.0 million over the four quarters ended January 31, 2000. In addition, in fiscal year 1998 and 1997 we recognized license revenue for our Lightspan Achieve Now product of $14.8 million and $5.6 million, respectively, in accordance with the accounting rules in effect at that time. In fiscal years 2000 and 1999, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. We expect to recognize license revenue during the first two quarters of fiscal year 2001 for cumulative Lightspan Achieve Now shipments since February 1, 1998. This may result in an operating profit for one or more quarters, which will not be indicative of our underlying business in that period, and will not be indicative of results that may be expected for any subsequent quarters or for the full fiscal year ending January 31, 2001.

   We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles and the timing of school districts' funding sources. Moreover, our sales could be delayed from quarter to quarter due partly to our need to educate school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant capital expenditures by school districts. If a significant sale that we expect to occur in a particular quarter is delayed and does not occur until a future quarter, or does not occur at all, our quarterly performance may be worse than expected. Further, our recently expanded Internet efforts may contribute to fluctuations in our quarterly operating results because the sales cycles of our Internet businesses are different than those of our curriculum-based educational software. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

THE SUCCESS OF OUR BUSINESS MODEL REQUIRES US TO INCREASE OUR REVENUES FROM OUR INTERNET BUSINESSES, AND WE MAY NEVER BECOME PROFITABLE IF WE ARE UNABLE TO DO SO.

   In order to grow as currently contemplated, we will need to derive an increasing portion of our revenues from our Internet businesses, including sponsorship of our Web sites, subscriptions to The Lightspan Network and electronic commerce. Some of these methods of generating revenues are relatively new to us and largely untested. Our ability to increase revenues from these sources depends on:

   -  improvement of the accessibility and ease of use of our Web sites;

   - development of Web sites that are sufficiently engaging to increase and retain our number of teacher, student and parent visitors;

   - purchase by parents and teachers of the products being offered at our electronic commerce Web sites;

   -  initiation and growth of sponsorships and banner advertisement sales; and

   - our ability to increase the subscriber base of The Lightspan Network while maintaining a subscription fee.

   If we are unable to substantially increase our revenues from our Internet businesses, we will be unable to execute our current business model and we may never become profitable.

WE ARE HEAVILY DEPENDENT UPON OUR RELATIONSHIP WITH SONY COMPUTER ENTERTAINMENT, AND TERMINATION OF THAT RELATIONSHIP, SUPPLY SHORTAGES OF SONY PLAYSTATION GAME CONSOLES FROM SONY COMPUTER ENTERTAINMENT OR UNANTICIPATED CHANGES IN THE GAME CONSOLES COULD REDUCE OUR LIGHTSPAN ACHIEVE NOW SALES OR INCREASE RELATED EXPENSES.

   We are heavily dependent upon our relationship with Sony Computer Entertainment, which supplies the Sony PlayStation game console used by the students who use our Lightspan Achieve Now educational software at home. Without incurring significant additional expense, there currently is no readily available operating platform for broad implementation of Lightspan Achieve Now in the home other than the PlayStation game console. Sony Computer Entertainment has rights to terminate their agreement with us in various circumstances, including if it elects to stop producing the PlayStation game console. If our agreement is terminated, if the PlayStation game console loses popular appeal or if we are unable to obtain an adequate supply of PlayStation game consoles on a timely basis, our ability to sell our Lightspan Achieve Now curriculum will be reduced and we could incur significant additional expenses or lose substantial revenues.

   The next version of the PlayStation game console, the recently-announced PlayStation(R) 2 game console, is expected to be available in the United States in late 2000. If we are unable to enter into agreements to distribute the PlayStation 2 game console, our Lightspan Achieve Now operations will be disrupted and we could lose substantial revenues. Certain schools that are potential purchasers of Lightspan Achieve Now educational software may not want or be able to afford the PlayStation 2 game console if it is priced significantly higher than the original PlayStation game console. While we expect Lightspan Achieve Now to run on the PlayStation 2 game console, we may have to adapt our software to any changes in or new versions of the PlayStation game console that occur, which may require us to redirect significant financial and personnel resources from other development efforts. We may also experience disruption of supply of the original Sony PlayStation as Sony balances its manufacturing capability between the original and PlayStation 2 game consoles. If we are unable to acquire PlayStations, our software license revenue may be deferred, as our revenue recognition policy requires that delivery of hardware along with the software is required before we can fully recognize software license revenue.

WE EXPECT COMPETITION TO INCREASE SIGNIFICANTLY IN THE FUTURE, WHICH COULD PREVENT US FROM SUCCESSFULLY IMPLEMENTING OUR BUSINESS STRATEGY.

   The educational technology market is intensely competitive and subject to increasing commercial attention. Barriers to entering Internet markets are relatively low, and we expect competition to intensify in the future, as more businesses use the Internet to enter the student, parent and teacher markets for education-oriented products and services. Competition among Internet companies is also intensifying for Web site sponsorships. We also may be adversely affected by pricing and other operational decisions, like the recent decision of several of our competitors that offer educational content on the Internet to offer a free service rather than charge a fee, which could hurt our subscription revenues.

   Our competitors include:

   - software publishers that market educational curriculum products to schools and homes;

   - on-line education-related content and electronic commerce providers (including Internet content providers that license education-oriented content from third parties and Internet retailers that may enter the education electronic commerce market); and

   - programs that enable remote learning, assume management of schools, or provide concentrated tutoring services.

   Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources than we can to product development, marketing and promotional campaigns and Web site and systems development.

OUR ACQUISITIONS OF OTHER BUSINESSES AND INVOLVEMENT IN STRATEGIC RELATIONSHIPS MAY NOT BE SUCCESSFUL, WHICH COULD DISTRACT OUR MANAGEMENT OR CAUSE US TO INCUR ADDITIONAL EXPENSES.

   We have acquired businesses and may continue to do so in the future. We are currently in the process of integrating the operations, systems and personnel of Academic Systems, Global Schoolhouse and StudyWeb, all of which we acquired in the second half of 1999. Our integration of these acquisitions or any future acquisitions could distract our management or cause us to incur additional expenses, and could cause our business and operations to suffer. We also may enter into strategic relationships with complementary businesses. For example, we have agreed to pursue several potential strategic initiatives with CINAR Corporation and we hope to participate in a digital set-top box trial with Cox Communications. We cannot assure you that we will implement these initiatives and other activities and arrangements, particularly because we still need to negotiate some terms of the arrangements with each of them. If implemented, they, or any other strategic relationships we may enter into, may increase our expenses or divert efforts of our management and may not be successful.

WE EXPECT A SUBSTANTIAL INCREASE IN EXPENSES AND NET LOSSES IN THE FUTURE AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

   Since our inception, we have incurred significant losses. As of January 31, 2000, we had an accumulated deficit of $177.5 million. We incurred net losses of $55.7 million for the year ended January 31, 2000 and $33.6 million for the fiscal year ended January 31, 1999. Except as may otherwise occur due to revenue recognition for past Lightspan Achieve Now shipments, as described above, we expect our operating losses and negative cash flow to continue and increase for the foreseeable future as we incur additional costs and expenses related to:

   -  brand maintenance, advertising, marketing and promotional activities;

   -  continued development and expansion of our Internet offerings and content;

   - hiring personnel, including additional Internet systems, sales and marketing, and product development personnel;

   -  acquisition of additional office space and other necessary facilities; and

   - amortization of intangible assets and goodwill recorded in connection with our acquisitions of Academic Systems, Global Schoolhouse and StudyWeb.

   Our ability to become profitable and maintain profitability depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels. Although we intend to increase our spending on the activities listed above, these efforts may not result in increased revenues. We conduct operations using estimates as to future expense levels based on our expectations of future revenues. We cannot guarantee that we will be able to predict our future revenues accurately or that we will be able to adjust spending to compensate for any unexpected revenue shortfall. If we achieve profitability, we cannot be certain that we will be able to sustain or increase profitability in the future.

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR STRATEGIC BUSINESS OBJECTIVES, WHICH MAY NOT BE AVAILABLE AND, IF AVAILABLE, MIGHT HURT OUR EXISTING STOCKHOLDERS.

   As we enter into new areas of business, like Internet businesses, we will incur substantially increased expenses for which we do not expect returns for months or years in the future. We currently anticipate that the net proceeds of our initial public offering, together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 15 months. However, we may need to raise additional funds prior to or after that period. If we raise additional funds through the issuance of equity or debt securities that have rights senior to those of our stockholders, our stockholders may experience additional dilution or may lose other rights. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated developments.

OUR CONTINUED GROWTH WILL STRAIN OUR RESOURCES, AND FAILURE TO MANAGE THIS GROWTH EFFECTIVELY COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM GENERATING THE REVENUES WE EXPECT.

   We expect that significant expansion of our operations will be required to successfully implement our business strategy. For example, the development of our Internet businesses continues to require increased sales, marketing and promotion expenditures as well as increased development efforts. This expansion will strain our management, operational, financial and technological resources, as well as the infrastructure for our Web sites and services. The growth of our Lightspan Achieve Now educational software business may strain the resources of our professional development staff during periods of heavy implementation in purchasing school districts. Our growth depends on our ability to attract and retain qualified employees (including employees of businesses that we acquire), particularly Internet systems, sales and marketing, and product development personnel. Our failure to manage our growth in a manner that minimizes these strains on our resources could disrupt our operations and ultimately prevent us from generating the revenues we expect.

OUR CURRICULUM-BASED EDUCATIONAL SOFTWARE MAY BE UNABLE TO ACHIEVE OR MAINTAIN BROADER MARKET ACCEPTANCE, WHICH WOULD CAUSE OUR FUTURE REVENUE GROWTH AND PROFITABILITY TO SUFFER.

   We expect to generate a substantial portion of our revenues from Lightspan Achieve Now software licenses, and will need to increase these revenues in order to more effectively grow in other areas of our business. Revenues from licenses of our curriculum-based educational software will depend principally on broadening market acceptance of that software, which may not occur due to a number of factors, including:

   - teacher, parent and student preferences for interactive educational technology are subject to changes in popular entertainment and educational theory;

   - some teachers may be reluctant to use interactive educational technology to supplement their customary teaching practices;

   - we may be unable to continue to demonstrate improvements in academic performance at schools or colleges that use our educational software; and

   - our failure to detect bugs in our software could result in product failures or poor product performance.

   If market acceptance of our curriculum-based educational software is not broadened, our future revenue growth will suffer and we may never become profitable.

WE RELY ON STATISTICAL STUDIES TO DEMONSTRATE THE EFFECTIVENESS OF OUR PRODUCTS, AND OUR REPUTATION AND SALES AND MARKETING EFFORTS COULD BE HARMED IF THE RESULTS OF THESE STUDIES ARE NOT REPRESENTATIVE OR IF THEIR INTEGRITY IS QUESTIONED, WHICH COULD LEAD TO LOWER THAN EXPECTED REVENUES.

   We rely heavily on statistical studies, including those cited in this 10-K, to demonstrate that our curriculum-based educational software increases student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

   - the limited sample sizes used in our studies may yield results that are not representative of the general population of students who use our products;

   - the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants and inaccurate or incomplete responses could distort results; and

   - schools studying the effectiveness of our Lightspan Achieve Now curriculum administer different tests, and colleges and universities studying the effectiveness of our Academic Systems curriculum apply different methodologies and data collection techniques, making results difficult to aggregate and compare.

   We are involved in the Lightspan Achieve Now studies in the following ways:

   -  we facilitate the collection and analysis of data for these studies; and

   - we select and pay researchers to aggregate and present the results of these studies and, in some cases, to conduct the studies.

   Our sales and marketing efforts, as well as our reputation, could be harmed if the public, including our existing and potential customers, perceives these studies to be biased due to our involvement, or if the results of these studies are not representative, which could lead to lower than expected revenues.

CHANGES IN FUNDING FOR PUBLIC SCHOOL SYSTEMS COULD REDUCE OUR REVENUES AND IMPEDE THE GROWTH OF OUR INTERNET BUSINESSES.

   We derive a substantial portion of our revenues from public school funding, which is heavily dependent on support from federal, state and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or colleges, for example a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act of 1965, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services. Funding difficulties experienced by schools or colleges could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers. The growth of our Internet businesses depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems could slow this kind of investment.

IF WE FAIL TO ENHANCE OUR INTERNET PRODUCTS AND SERVICES WITHOUT SYSTEMS INTERRUPTIONS AND ADAPT THOSE PRODUCTS AND SERVICES TO CHANGES IN TECHNOLOGY, OUR FUTURE REVENUE GROWTH AND PROFITABILITY COULD BE LESS THAN WE EXPECT.

   We believe that our future revenue growth will depend in large part on whether we are able to enhance and improve our Web sites and services as planned. Enhancements and improvements to our Web sites are currently scheduled for commercial launch, but we cannot assure you that those enhancements and improvements will gain market acceptance or be launched on schedule and without systems interruptions. In addition, the Internet is rapidly changing, and we expect that we will continually need to adapt our Web sites and their related technology to emerging Internet standards and practices, technological advances developed by our competition, and changing subscriber, user and sponsor preferences. Ongoing adaptation of our Web sites and their related technology will entail significant expense and technical risk, and we may use new technologies ineffectively or fail to adapt our Web sites and their related technology on a timely and cost-effective basis. If our enhancements, improvements and adaptations of our Web sites and their related technology are delayed or result in systems interruptions or do not gain market acceptance, our future revenue growth will suffer and we may never become profitable.

WE MAY NOT BE ABLE TO EXECUTE PART OF OUR BUSINESS STRATEGY IF BROADBAND TECHNOLOGY DOES NOT BECOME MORE PREVALENT OR IF WE CANNOT REACH AGREEMENTS TO DISTRIBUTE OUR PRODUCTS AND SERVICES USING BROADBAND TECHNOLOGY.

   We intend to offer Lightspan Achieve Now and our Internet products and services as educational channels on a digital set-top box once broadband technology becomes widely available to cable television subscribers. We cannot predict that it will ever be economically practical or technologically feasible for either ourselves or cable television operators to deliver these products using broadband technology to cable television subscribers. In addition, we may not be able to reach commercially acceptable agreements with cable operators to distribute our products and services using broadband technology. If we are unable to offer Lightspan Achieve Now and our Internet products and services as educational channels on a digital set-top box, whether because of economic or technological limitations or a failure to reach commercially acceptable agreements with cable television operators, we will not be able to execute part of our business strategy and our growth and revenues will suffer.

OUR SPONSORSHIP REVENUES MAY BE LESS THAN WE EXPECT BECAUSE ADVERTISING OVER THE INTERNET IN EDUCATIONAL SETTINGS MAY BE UNPOPULAR WITH SPONSORS, THE PUBLIC OR GOVERNMENT ENTITIES.

   We expect to generate revenues from the sale of sponsorships and banner advertisements on our Web sites. Advertisements in educational settings may not be accepted by the educational community or by parents and others. Sales of sponsorships on our Web sites may therefore prove controversial and lead to negative publicity and action by the government or private interests to discourage companies from advertising on our Web sites. Third parties that oppose corporate sponsorships in schools have engaged in publicity campaigns to encourage boycotts of businesses that advertise in schools, and have sought legislation to curb advertising in schools. If government or private action discourages or prevents businesses from advertising in schools or we are not able to offer potential sponsors access to our Web sites that are primarily intended for school use, our sponsorship revenues will be significantly less than we expect and our revenues could suffer.

THE OPERATIONS OF ACADEMIC SYSTEMS WILL BE SUBSTANTIALLY IMPACTED IF DATABASE SOFTWARE WE LICENSE FROM ORACLE CORPORATION CEASES TO BE AVAILABLE TO ACADEMIC SYSTEMS FOR ANY REASON.

   Academic Systems is heavily dependent upon its relationship with Oracle Corporation, which provides a database that Academic Systems uses to accumulate data on students' progress in its math and writing courses. If Oracle Corporation terminates its relationship with Academic Systems or its database fails to function properly for any reason, a portion of our operations could be interrupted and we could lose revenues.

IF WE DO NOT SUCCESSFULLY ANTICIPATE AND ADAPT TO CHANGES IN COMPUTER PLATFORMS AND OTHER EVOLVING TECHNOLOGIES, OUR OPERATING RESULTS RELATING TO SALES OF OUR SOFTWARE PRODUCTS COULD SUFFER.

   We must manage our software development efforts to anticipate and adapt to changes in popular computer operating environments and other evolving technologies. For example, we are currently reviewing possibilities for migrating Academic Systems' CD-ROM-based educational software to an Internet-based product, and expect to devote significant financial resources to do so. Our curriculum-based educational software is currently delivered in CD-ROM format on Sony PlayStation game consoles and on Windows-based personal computers. We will continue to evaluate other operating environments and computer platforms for our software products as they become available. We may decide from time to time to make our software products available in other operating environments or on other computer platforms and our efforts to do so may involve substantial costs that may not be offset by additional revenues or may delay our realization of revenues from these activities. Market acceptance of our software products and our operating results relating to their sale could also be worse than we expect if we are unable to anticipate and adapt to changes in computer platforms and other evolving technologies on a timely and cost-effective basis.

WE WILL NOT BE ABLE TO GROW OUR INTERNET BUSINESSES IF THE MARKET FOR THOSE BUSINESSES DOES NOT DEVELOP.

   The success of our Internet businesses will depend in large part on the continued emergence and growth of a market for Internet-based educational technology products. The market for educational technology is characterized by rapid technological change and product innovation, unpredictable product life cycles and unpredictable preferences among students, teachers and parents. Internet commercial businesses and services are evolving markets as well, and it is difficult to estimate how and when growth or other changes in those markets will occur. We therefore cannot predict that the market for Internet-based educational technology products will continue to grow.

OUR BUSINESS MAY NOT SUCCEED WITHOUT THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET.

   Without the continued development and maintenance of the Internet infrastructure, we could fail to generate the Internet traffic and revenues we need for our business to succeed. In addition, our Lightspan Achieve Now and Academic Systems curricula are very media-rich and are not currently delivered over the Internet, given bandwidth limitations. The continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because the online exchange of information and global commerce on the Internet is new and evolving, we cannot predict whether the Internet will prove to be an effective vehicle for delivering commercial content or will provide a viable marketplace for electronic commerce in the long term.

   As the Internet continues to experience increased numbers of users, increased frequency of use and increased bandwidth requirements, the Internet infrastructure may be unable to support the demands placed on it. In addition, increased users or bandwidth requirements may harm the performance of the Internet.

UNLESS WE MAINTAIN A STRONG BRAND IDENTITY, OUR BUSINESS MAY NOT GROW AND OUR FINANCIAL RESULTS MAY SUFFER.

   We believe that maintaining and enhancing the value of our Lightspan and Academic Systems brands is critical to attracting purchasers for our curriculum-based educational software and sponsors, subscribers and users of our Internet businesses. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. We cannot assure you that we will be successful in maintaining our brand equity. In addition, to attract and retain online sponsors, subscribers and users and to promote and maintain the Lightspan brand, we have spent and intend to continue spending significant amounts on an aggressive brand-enhancement strategy, which includes advertising, promotional programs and efforts by our field sales force and professional development staffs. We may also need to spend significant amounts in the future to maintain the value of our Lightspan and Academic Systems brands as they relate to our curriculum-based educational software business. Revenues from these activities may not be sufficient to offset associated costs.

CLAIMS RELATING TO DATA COLLECTION FROM OUR USER BASE AND CONTENT AVAILABLE ON OR ACCESSIBLE FROM OUR WEB SITES MAY SUBJECT US TO LIABILITIES AND ADDITIONAL EXPENSE AND DECREASE TRAFFIC TO OUR WEB SITES.

   We currently collect only the names of teachers who are registering for our Internet products. However, we may in the future collect names and other personal information relating to students, teachers and parents, and may sell our user information on an aggregated, non-individual basis, though we do not intend to sell information relating to children under 13. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has announced regulations governing collection of personal information from children under 13 and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our Web sites or that is accessible from our network through links to other Web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our Web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF, OR FAIL TO PROPERLY INTEGRATE, OUR MANAGEMENT TEAM.

   Our success depends on the continued contributions of the principal members of our sales and marketing, product development, Internet services, and management departments. The loss of the services of any of our officers or senior managers would disrupt operations in their respective departments and could cause our overall financial results to suffer. We do not maintain any "key person" life insurance policies other than on John T. Kernan, our Chairman and Chief Executive Officer, and Carl Zeiger, our President and Chief Operating Officer.

   Many of our existing senior management personnel joined us during 1999, including critical members of our Internet team. Some of these individuals have not previously worked together and are currently being integrated as a management team. If our senior managers are unable to work effectively as a team, our business operations could be significantly disrupted.

WE MAY NOT BE ABLE TO PREVENT OTHERS FROM USING OUR TRADEMARKS, COPYRIGHTS, SOFTWARE, CHARACTERS AND OTHER INTELLECTUAL PROPERTY ASSETS. IF OTHERS DO USE THESE ASSETS, THEIR VALUE TO US, AND OUR ABILITY TO USE THEM TO GENERATE REVENUES, MAY DECREASE.

   Our intellectual property includes our trademarks and copyrights, proprietary software, characters and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. In addition, our ability to conduct our business may be harmed if others claim we violate their intellectual property rights. If successful, claims of this nature could seriously harm our business by requiring us to cease using important intellectual property or pay monetary damages. Even if unsuccessful, these claims could harm our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.


OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF THE INDUSTRY WE ARE IN.

   The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly Internet-related companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our stock.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS CONTROL 52% OF OUR COMMON STOCK.

   As of March 31, 2000, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own 52% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS OUR STOCK PRICE.

   Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions:

   - authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

   - provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

   -  prohibit stockholder action by written consent; and

   - establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

ITEM 2.  PROPERTIES

   Our headquarters are located in San Diego, California, where we currently lease approximately 47,000 square feet under a lease expiring in 2003 and approximately 10,000 square feet under a lease expiring in 2002. Warehouse facilities are located in Carlsbad, California, where we currently lease approximately 9,000 square feet under a lease expiring in 2002. Additional facilities for the Internet group are located in Santa Monica, California, where approximately 6,900 square feet are under a lease expiring in 2002, and, for Academic Systems, in Mountain View, California, where approximately 15,500 square feet are under a lease expiring in 2001. While we consider our current facilities adequate for our current operations, we expect that we will need to lease additional facilities as our operations expand.

ITEM 3.  LEGAL PROCEEDINGS

   We are not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The stockholders of Lightspan acted by written consent on occasion during the fourth quarter of the fiscal year ended January 31, 2000, as follows:

   On January 28, 2000, in an action by written consent, stockholders approved the reincorporation of Lightspan into the state of Delaware, including a 1 for 2 reverse stock spit of Lightspan's common stock. On that day the stockholders also approved a form of indemnity agreement to be entered into between Lightspan and its directors and executive officers, approved changes to Lightspan's equity incentive plans, and approved the creation of Lightspan's employee stock purchase plan. Stockholders holding 5,524,336 shares of common stock and 35,494,183 shares of preferred stock (on an as-converted-to-common basis) consented to this action.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Lightspan's Common Stock began publicly trading on the Nasdaq National Market under the symbol "LSPN" on February 10, 2000 at an initial public offering price of $12 per share.

  The high and low sales price of Lightspan's Common Stock on the Nasdaq National Market during the period from February 10, 2000 to March 31, 2000 was $25 3/8 and $10 3/4, respectively. The closing sales price of our common stock on March 31, 2000 was $17 3/4.

HOLDERS

   As of March 31, 2000, there were approximately 420 record holders of our common stock.

DIVIDENDS

   We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

   Since February 1, 1997, we have sold and issued the following unregistered securities:

(a) On March 24, 1997, we issued a warrant to purchase 70,000 shares of our Series C preferred stock to Silicon Valley Bank, an accredited investor, at an exercise price of $6.00 per share. On February 15, 2000, this became a warrant to purchase 55,850 shares of common stock at an exercise price of $12.00 per share. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(b) In March, May and June 1997, we issued warrants to purchase an aggregate of 156,510 shares of Series D preferred stock to twelve accredited investors at an exercise price of $3.76 per share. On February 15, 2000, these became warrants to purchase an aggregate of 78,255 shares of common stock at an exercise price of $7.52 per share. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(c) On June 24, 1997, we issued and sold an aggregate of 6,985,833 shares of our Series D preferred stock (which converted on February 15, 2000 into 3,492,917 shares of common stock) to twenty-one accredited investors for an aggregate purchase price of $26,266,732. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(d) On November 14, 1997, we issued and sold an aggregate of 132,978 shares of our Series D preferred stock (which converted on February 15, 2000 into 66,489 shares of common stock) to Anderson Lightspan Partners, an accredited investor, for an aggregate purchase price of $499,997. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(e) On December 15, 1997, we issued and sold an aggregate of 531,915 shares of our Series D preferred stock (which converted on February 15, 2000 into 265,958 shares of common stock) to three accredited investors for an aggregate purchase price of $2,000,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(f) On March 10, 1998, we issued and sold an aggregate of 5,478,717 shares of our Series D preferred stock (which converted on February 15, 2000 into 2,739,359 shares of common stock) to twenty-five accredited investors for an aggregate purchase price of $20,599,976. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(g) On March 10, 1998, we issued warrants to purchase up to 3,326,112 shares of our Series D Preferred Stock to 33 accredited investors at an exercise price of $0.01 per share. On February 15, 2000 these warrants became warrants to purchase up to 1,380,080 shares of common stock. For the issuance of the warrant, we relied on the exemption provided by
        Section 4(2) of the Securities Act of 1933.

(h) On June 24, 1998, we issued a warrant to purchase 127,659 shares of Series D preferred stock to Montgomery Securities, an accredited investor, at an exercise price of $4.70 per share. On February 15, 2000 this became a warrant to purchase 63,830 shares of common stock at an exercise price of $9.40 per share. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(i) On July 8, 1999 we issued and sold an aggregate of 4,294,183 shares of our Series E preferred stock (which converted on February 15, 2000 into 2,147,092 shares of common stock) to eight accredited investors for an aggregate purchase price of $21,470,923. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(j) On July 27, 1999, we issued and sold an aggregate of 1,000,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 500,000 shares of common stock) to Comcast Interactive Investments, Inc., an accredited investor, for an aggregate purchase price of $5,000,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(k) On August 16, 1998, we issued and sold an aggregate of 1,150,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 575,000 shares of common stock) to thirteen accredited investors for an aggregate purchase price of $5,750,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

(l) In September 1999, in connection with our acquisition of Academic Systems, we issued shares of our Series E preferred stock and shares of our common stock to the former preferred and common shareholders of Academic Systems. We relied on the exemption provided by 3(a)(10) of the Securities Act of 1933.

(m) On October 29, 1999, we sold an aggregate of 250,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 125,000 shares of common stock) to three accredited investors for an aggregate purchase price of $1,250,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(n) On October 29, 1999 we issued and sold 217,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 108,500 shares of common stock) as partial consideration for assets we purchased from American Computer Resources, Inc., an accredited investor. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(o) On November 1, 1999, we sold and issued 2,500,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 1,250,000 shares of common stock) and a warrant to purchase up to 500,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 250,000 shares of common stock at an exercise price of $12.00 per share) to CINAR Corporation, an accredited investor, in connection with a strategic relationship. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(p) On November 15, 1999 we issued and sold 100,000 shares of our Series E preferred stock (which converted on February 15, 2000 into 50,000 shares of common stock) to an accredited investor for an aggregate purchase price of $500,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(q) On February 15, 2000 we issued and sold 2,125,000 shares of common stock to three accredited investors for an aggregate purchase price of $25.5 million. We relied on the exception provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(r) On February 15, 2000 we issued a warrant to Cox Communications Holdings, Inc. to purchase 750,000 shares of common stock at an exercise price of $10.00 per share. We relied on the exception provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(s) On March 3, 2000 we issued 534,008 shares of common stock to nine accredited investors in exchange for claims valued at $5,340,075. We relied on the exception provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

   The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

USE OF PROCEEDS

   The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company's common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, Thomas Weisel Partners LLC, and U.S. Bancorp Piper Jaffray Inc. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were $88.8 million. From the time of receipt through January 31, 2000, $172,000 of the net proceeds were applied to repay debt, $5.0 million were used to promote the launch of our Lightspan.com Web site, and the remaining proceeds were invested in short term, interest-bearing, investment grade securities.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Lightspan consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Operating Results". Our statement of operations data for the years ended January 31, 2000, 1999, 1998, 1997 and 1996 and balance sheet data as of January 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited financial statements, which are included elsewhere in this 10-K for the years ended January 31, 2000, 1999 and 1998 and as of January 31, 2000 and 1999. The following financial information is in thousands, except per share data.


                                                                      YEARS ENDED JANUARY 31,
                                                                      -----------------------
                                               2000              1999           1998           1997          1996
                                             --------          --------       --------       --------       --------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Total revenues ........................      $ 16,916          $ 10,870       $ 22,309       $  8,565        $    --
Total cost of revenues ................         9,734             7,660         11,433          5,842             --
                                             --------          --------       --------       --------       --------
Gross profit ..........................         7,182             3,210         10,876          2,723             --
 Total operating expenses .............        63,382            37,194         37,827         35,199         20,443
                                             --------          --------       --------       --------       --------
Loss from operations ..................       (56,200)          (33,984)       (26,951)       (32,476)       (20,443)
Interest income (expense), net ........           479               417           (527)          (113)           876
                                             --------          --------       --------       --------       --------
Net loss ..............................       (55,721)         $(33,567)      $(27,478)      $(32,589)      $(19,567)
                                             ========          ========       ========       ========       ========
Historical net loss per
 share(1) -- basic and diluted ........      $ (13.61)         $  (9.91)      $  (8.65)      $ (10.72)      $  (6.47)
                                             ========          ========       ========       ========       ========
Historical weighted average
 shares -- basic and diluted ..........         4,094             3,388          3,177          3,039          3,024
                                             ========          ========       ========       ========       ========
Pro forma net loss per
 share -- basic and  diluted ..........      $  (2.12)(2)
                                             ========
Pro forma weighted average
 shares -- basic and diluted ..........        26,294(2)
                                             ========


                                                                                          AT JANUARY 31,
                                                          ------------------------------------------------------------------------
                                                            2000            1999            1998           1997            1996
                                                          ---------       ---------       ---------      ---------       ---------
    CONSOLIDATED BALANCE SHEET DATA:
    Cash and cash equivalents ......................      $   5,033       $   7,143       $   4,422      $   1,884       $  14,733
    Deferred cost of revenue- Achieve Now ..........          8,709           3,555              --             --              --
    Working capital (deficit) ......................        (25,994)        (12,233)            454           (287)         14,037
    Total assets ...................................        102,432          22,566          14,080         12,852          18,259
    Deferred revenue-Achieve Now ...................         48,110          20,717              --             --              --
    Capital lease obligations, less
    current portion ................................            443             394             775          1,702           1,460
    Total stockholders' equity (deficit)  ..........      $  26,694       $ (11,249)      $   1,682      $   1,614       $  14,537

(1) See Note 1 to the Lightspan consolidated financial statements for a description of the computation of the historical net loss per share and the number of shares used in the historical per share calculation.

(2) Takes into account the common equivalent shares arising from preferred stock that automatically converted upon the closing of Lightspan's initial public offering on February 15, 2000 (using the as-if converted method from the original date of issuance) and assumes the conversion of all of our outstanding preferred stock as of their original dates of issuance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

OVERVIEW

    Lightspan, Inc. was founded in 1993 on the philosophy of using technology to increase student achievement by connecting the school to the home. We develop, market and sell curriculum-based educational software and Internet products and services used both in school and at home. Our curriculum-based educational software consists of our Lightspan Achieve Now and Academic Systems software. Lightspan Achieve Now is our media-rich, interactive CD-ROM-based software for students in kindergarten through eighth grade that covers the core curriculum of language arts, reading and math. Its technology, delivery system and content help increase student interest in learning, parental involvement in their children's education, and productive interaction among teachers, parents and students. Our Academic Systems software is also CD-ROM-based and serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. We offer the following integrated family of Internet products and services through our Web site, Lightspan.com:

   - The Lightspan Network, an online subscription service marketed to schools for classroom and home use;

   - Your Class Online, an online service that enables teachers to easily create customized home pages for their classrooms;

   - Your School Online, a school Web site builder that easily integrates with Your Class Online and with existing school or district Web sites;

   - Global Schoolhouse, a leading education Web site that helps teachers develop and manage collaborative learning projects online;

   - Lightspan Learning Search, a service that sorts the most valuable educational Web sites, lesson plans and activities from the Internet by grade and subject for easy access for teachers, students and parents;

   - StudyWeb, a leading research Web site that helps parents, teachers and students find on the Web the educational information and resources they want;

   - The Lightspan Learning Store, a Web site that sells educational products online to teachers and parents; and

   -  selected additional content for teachers, parents and students.

   Our products and services are sold to school districts by a direct field sales force and supported by our professional development team who assists in implementing our curricula in schools.

   We commenced operations in September 1993, and through June 1996 our activities consisted primarily of designing and developing Lightspan Achieve Now. In January 1996, we released our Lightspan Achieve Now curriculum for use on Windows-based personal computers. In the fall of that year, we released the product for use on the Sony PlayStation game console. To supplement our product offerings, we introduced The Lightspan Network in January 1997 and we launched Lightspan PageOne in June 1999. We acquired Academic Systems and Global Schoolhouse in September 1999, and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999, and enhanced it with the Lightspan Learning Store in October 1999, and in February 2000, Your School Online and Your Class Online, the successor to Lightspan PageOne.

CHANGE IN REVENUE RECOGNITION POLICY

   We sell our Lightspan Achieve Now licenses in three distinct grade clusters -- grades K through 2; grades 3 through 4; and grades 5 through 8. Each grade cluster includes 32 to 36 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. There are a total of 77 separate titles planned, some of which are included in more than one grade cluster. From the time we commenced sales of the Lightspan Achieve Now product line, a number of these titles were not available on the date of the sale, but were under development at various stages in the development cycle. We consider titles that have completed the development cycle and have been released for shipment to customers to be "completed," and we consider titles still in the development cycle to be "as-yet uncompleted." As of January 31, 2000, 72 of the 77 planned titles had been completed. The remaining five titles are expected to be completed during the first and second quarters of the fiscal year ending January 31, 2001.

   At the time we began selling Lightspan Achieve Now licenses in 1996, the compilation of titles which were then complete and available was fully functional, met the academic objectives which we had committed to our customers, and contained sufficient content to cover a complete school year's curriculum. At that time it was our intention to subsequently develop additional titles that would expand the overall curriculum, and we have continued efforts to do so. Since the first shipment of Lightspan Achieve Now in 1996, we have established a practice of providing these additional titles, when completed, to all existing customers for no additional charge on a when and if available basis, although we are not contractually obligated to do so. We plan to continue this practice until we have delivered the last of the 77 planned titles, expected to be prior to July 31, 2000. We plan to offer any new titles developed after that time to our existing customers for a separate license fee. Prior to December 31, 1997, our plans regarding the final collection of titles to be provided to customers was evolving, and therefore customers were not provided with specific information regarding the content of as-yet undelivered titles on the estimated delivery schedule for these titles. In January 1998, we began providing a specific list of titles which we planned to eventually deliver to our customers, as well as the projected delivery dates for these titles.

   When a customer enters into a Lightspan Achieve Now license, we ship them the compilation of titles which is then available. The customer is able to begin using our product immediately and is obligated to pay the entire non-refundable license fee at that time. Neither the license fee collected from the customer, nor the customer's ability to use our product, is contingent or dependent upon our delivery of any additional titles.

   Through January 31, 1998, our revenue recognition for Lightspan Achieve Now licenses was in accordance with AICPA Statement of Position 91-1. Under AICPA Statement of Position 91-1, we recognized the entire Lightspan Achieve Now license fee upon the initial shipment of titles.

   Effective February 1, 1998, we adopted AICPA Statement of Position 97-2, which caused a substantial change in our revenue recognition for Lightspan Achieve Now licenses. Under AICPA Statement of Position 97-2, we are unable to recognize any Lightspan Achieve Now license fees as revenue until we ship the final title which we plan to provide to all existing customers for no additional charge. Therefore, we have deferred revenue recognition for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999 and will do the same for any subsequent quarter until we have shipped the final title to be provided for that grade cluster. By July 31, 2000, we expect to ship the final title to be provided to all existing customers for no additional charge. At that time we expect to recognize all of the revenue related to shipments of Lightspan Achieve Now for that quarter as well as all prior quarters since the adoption of AICPA Statement of Position 97-2. This will result in the recognition of the entire deferred revenue balance, and the related deferred cost of revenue, at that time. This impact could all occur in a single quarter, if the final title for each grade cluster is completed in the same quarter, or it could occur over two quarters, if the final title for one or two grade clusters is completed in one quarter and the final title for the other one or two grade clusters is completed in a subsequent quarter.

   Since we defer all of the Lightspan Achieve Now license revenue pursuant to AICPA Statement of Position 97-2, we also defer all of the costs of duplicating the product and packaging it for distribution. We will recognize these amounts as cost of license revenue when we recognize the related revenue.

   The following table shows the amount of license revenue and the amount of cost of license revenue we have deferred since the adoption of AICPA Statement of Position 97-2:

                                                                                                           TOTAL
                                                                                                           AMOUNTS
                                                                               YEARS  ENDED JANUARY 31,  DEFERRED AT
                                                                                  2000         1999      JAN.31, 2000
                                                                               ----------   -----------  -----------
                License revenue deferred during the year .................       $27,393      $20,717      $48,110
                Cost of license revenue deferred during the year .........       $ 5,154      $ 3,555      $ 8,709



   We expect to recognize the cumulative deferred license revenue of $48.1 million and deferred cost of license revenue of $8.7 million in the quarters ending April 30 and July 31, 2000. We will incur additional marginal costs in those quarters to reproduce and distribute the as-yet uncompleted titles at January 31, 2000.

RESULTS OF OPERATIONS

   Operating Losses. We have incurred significant losses since our inception and, as of January 31, 2000, have an accumulated deficit of approximately $177.5 million. We expect to continue to incur substantial operating losses for the foreseeable future. However, in the quarters in which we ship the final Lightspan Achieve Now titles, we may have an operating profit. We expect this will occur in the quarters ending April 30, 2000 and July 31, 2000. However, because we may complete the final titles for one or two grade clusters in one quarter and complete the final titles for the remaining grade clusters in the next quarter, the impact could be spread over multiple quarters. The operating results in that period or periods will not be indicative of our underlying business in that period or periods, and will not be indicative of results that may be expected for any subsequent quarters or for the full year ending January 31, 2001.

COMPARISON OF FISCAL 2000 AND 1999

REVENUES

   We generate software and internet license revenue, service revenue and hardware revenue. Our total revenues increased to $16.9 million in fiscal 2000 from $10.9 million for fiscal 1999, an increase of 56% due primarily to an increase of $3.0 million in license revenue, $2.8 million in service revenue and $0.2 million in hardware revenue.

   License Revenues. We derive license revenues from the sale of Lightspan Achieve Now licenses and subscriptions for The Lightspan Network. We recognize revenue from Lightspan Achieve Now licenses after: a license agreement has been executed or a definitive purchase order has been received; the product has been shipped; the license fee has become fixed and determinable; the collection of the fee is considered probable; and the related hardware, if applicable, has been shipped.

   In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the respective list prices of each element when sold or offered for sale separately. Historically, Lightspan has not experienced customer cancellations, forfeitures or discontinuations of licenses. Our revenues from sales of Lightspan Achieve Now consist of license, service and hardware revenues, although since February 1, 1998 we have deferred recognition of license revenues, as described above in "Change in Revenue Recognition Policy".

   We recognize revenue from subscriptions to The Lightspan Network ratably over the term of the subscription agreement. Subscription licenses are for a one-year term, and are paid in advance. Amounts received in excess of revenue that is recognized are recorded as deferred revenue.

   Our license revenues grew to $4.0 million from $1.0 million, an increase of 300%. Our revenues from subscription fees for The Lightspan Network increased to $1.8 million from $1.0 million, an increase of 80% due primarily to an increase in the number of subscribers to The Lightspan Network. The remaining $2.2 million increase related to revenue from Academic Systems licenses.

   Due to our adoption of AICPA Statement of Position 97-2 on February 1, 1998, we did not record any license revenues related to Lightspan Achieve Now in fiscal 2000 or 1999. We recorded deferred revenue of $27.4 million in fiscal 2000, an increase of 32% from $20.7 million in fiscal 1999. This increase was due to increased shipments of Lightspan Achieve Now licenses in fiscal 2000, which resulted from increased sales and marketing efforts, continued market acceptance of our products and expansion of our customer base.

   Service Revenues. We derive service revenues from implementation services and training for our Lightspan Achieve Now curriculum that is provided by our professional development team and, to a lesser extent, from telephone support and maintenance. All customers that purchase our Lightspan Achieve Now curriculum also purchase service and support. This service and support are paid for in advance and initially recorded as deferred revenues. Service revenues are recognized when services are performed, in accordance with the standard implementation, training, service, and evaluation plans that we establish for the customer. Revenues from telephone support and maintenance arrangements are recognized ratably over the one-year term of the support and maintenance agreement. Our service revenues increased 75% to $6.5 million in fiscal 2000 from $3.7 million in fiscal 1999 due primarily to an increase in sales of Lightspan Achieve Now licenses, an increase in service rates and an increase in the number of service days for first classroom licenses.

   Hardware Revenues. We derive hardware revenues from the sale of Sony PlayStation game consoles and accessories. We recognize hardware revenues after a definitive purchase order has been received, the product has been shipped and collection of the sales price is considered probable. Substantially all of our Lightspan Achieve Now customers also purchase Sony PlayStation game consoles. Our hardware revenues increased 4% to $6.3 million in fiscal 2000 from $6.1 million in fiscal 1999 due to an increase in the number of units we shipped, offset in part by a decrease in the average selling price of the Sony PlayStation game console.

COST OF REVENUES

    Our cost of revenues include license costs, service costs and hardware costs. License costs represent costs for assembly, distribution and materials for CD-ROMs, packaging and print material costs, costs for third-party royalties and third-party content and costs for server and network fees. Service costs represent labor costs and overhead related to professional development personnel. Hardware costs represent costs for Sony PlayStation game consoles and related accessories.

   Our cost of revenues increased 27% to $9.7 million for fiscal 2000 from $7.7 million for fiscal 1999. Gross margin as a percentage of total revenues was 42% and 30% for the years ended January 31, 2000 and 1999, respectively.

   Cost of License Revenues. Our cost of license revenues increased to $1.2 million from $0.3 million, an increase of 305%.

   Our cost of revenues for subscriptions to The Lightspan Network increased to $0.5 million from $0.3 million, an increase of 81%. This growth was due primarily to an increase in third-party content fees driven by an increase in subscriptions. Gross margin as a percentage of subscription fee revenues from The Lightspan Network decreased to 69% from 70%. This decrease was primarily due to additional network and server costs. Our cost of revenues for Academic Systems licenses was $0.7 million. Gross margin for Academic Systems as a percentage of license revenues was 69%.

   Because we deferred all revenue related to shipments of Lightspan Achieve Now in both fiscal 2000 and 1999, we also deferred the related cost of revenue. Our deferred cost of license revenues for Lightspan Achieve Now licenses was $5.2 million in fiscal 2000, compared to $3.6 million in fiscal 1999, a 45% increase. Gross margin related to deferred Lightspan Achieve Now revenues and deferred cost of revenue was 81% in fiscal 2000 compared to 83% in fiscal 1999.

   Cost of Service Revenues. Our cost of service revenues increased to $3.1 million from $2.4 million, an increase of 32%. This increase was primarily due to an increase in professional services and support personnel to accommodate the growth in sales of Lightspan Achieve Now licenses and related services. Gross margin as a percentage of service revenues increased to 52% from 36%. This increase was primarily due to our service revenues increasing at a greater rate than our fixed professional development costs.

   Cost of Hardware Revenues. Our cost of hardware revenues increased to $5.4 million from $5.0 million due primarily to an increase in hardware revenue. Gross margin as a percentage of hardware revenues remained relatively constant.

EXPENSES

   Technology and Development. Our technology and development costs consist primarily of payroll and related costs for design, art, production, development, maintenance and testing of our Lightspan Achieve Now curriculum and for performing Web site design, development and testing and are properly expensed as incurred under AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Lightspan regularly evaluates these expenses under SOP 98-1 in order to determine their proper treatment. We believe that continued investment in Web site development is critical to attain our strategic objectives and therefore anticipate that Web site development expenses will increase significantly in future periods.

   Our technology and development expenses increased to $12.4 million for fiscal 2000 from $10.6 million for fiscal 1999, an increase of 17%. This increase was due to our hiring of additional personnel for Web site design and development and a shift of some existing development personnel and related costs to our Internet business as we expanded our Internet offerings and the addition of Academic Systems technology and development expense of $0.8 million. These increases were partially offset by a reduction in development personnel and related costs that occurred in the second half of the prior fiscal year and continued throughout this year following completion of initial design and development of substantially all of our Lightspan Achieve Now titles.

   Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, bonuses, related payroll and travel costs, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We expect that sales and marketing expenses will increase significantly in future periods and we intend to continue to pursue aggressive branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets. We expect that most of these activities will be directed toward the target users and markets for our Internet products and services.

   Our sales and marketing expenses increased to $35.6 million for fiscal 2000 from $23.0 million for fiscal 1999, an increase of 55%. This increase was attributable to an increase in marketing personnel and marketing and promotional activities, particularly in connection with the launch of Lightspan.com and the continued promotion of Lightspan Achieve Now and Academic Systems sales and marketing expense of $2.0 million.

   General and Administrative. Our general and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional services expenses and other general corporate expenses. We expect that general and administrative expenses will increase as our business grows and we expand our staff, increase our infrastructure, and incur costs associated with being a public company.

   Our general and administrative expenses increased to $6.7 million for fiscal 2000 from $3.6 million for fiscal 1999, an increase of 86%. This increase was due primarily to increased personnel and related costs, particularly in our finance and management information systems departments, additional legal fees and settlement costs accrued in the current year associated with a lawsuit brought by a former employee, which was settled in August 1999, an increase in our allowance for doubtful accounts and $1.3 million in expenses from Academic Systems.

   Stock-Based Compensation. In fiscals 2000 and 1999, we have recorded $8.7 million and $0.2 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share deemed to be below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. The deferred stock-based compensation expense was approximately $3.7 million for fiscal 2000. As of January 31, 2000, there was approximately $5.2 million to be amortized in future periods.

   Amortization of Intangible Assets. In connection with the acquisitions of Academic Systems, Global Schoolhouse and StudyWeb, we recorded intangible assets totaling an aggregate of approximately $54.6 million, including goodwill of $28.8 million. We amortize intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of intangible assets totaled $5.0 million for fiscal 2000 and represents amortization related to Academic Systems since September 20, 1999, Global Schoolhouse since September 2, 1999, and StudyWeb since October 28, 1999.

   Interest Income (Expense). Our net interest income increased to $0.5 million for fiscal 2000 from $0.4 million for fiscal 1999, an increase of 15%. This increase was due to higher average cash balances available for investment in fiscal 2000.

COMPARISON OF  FISCAL 1999 AND 1998

REVENUES

    Our total revenues decreased 51% to $10.9 million during fiscal 1999, from $22.3 million during fiscal 1998.

   License Revenues. Our license revenues decreased to $1.0 million in fiscal 1999 from $15.0 million in fiscal 1998. The decrease in 1999 was due to the adoption of AICPA Statement of Position 97-2, under which we were required to defer $20.7 million of revenue related to shipments of Lightspan Achieve Now licenses made in 1999 which would otherwise have been recognized under AICPA Statement of Position 91-1. The decrease in 1999 was offset, to a lesser extent, by increases in the number of subscriptions to The Lightspan Network.

   Service Revenues. Our service revenues increased to $3.7 million in fiscal 1999 from $2.0 million in fiscal 1998. This 90% increase was due primarily to increases in sales of Lightspan Achieve Now licenses. All customers that purchase our Lightspan Achieve Now curriculum also purchase professional service and support.

   Hardware Revenues. Our hardware revenues increased to $6.1 million in fiscal 1999 from $5.3 million in fiscal 1998. This 15% increase was due to increased sales of Lightspan Achieve Now licenses and hardware, partially offset by reductions in the cost of Sony PlayStation game consoles to us that we passed through to our customers.

COST OF REVENUES

    Our cost of revenues decreased to $7.7 million, or 33% in fiscal 1999 from $11.4 million in fiscal 1998. Gross margin as a percentage of revenues decreased to 30% in fiscal 1999 from 49% in fiscal 1998.

   Cost of License Revenues. Our cost of license revenues decreased to $0.3 million in fiscal 1999 from $4.9 million in fiscal 1998, a decrease of 94%, due to the deferral of cost of revenue related to Lightspan Achieve Now license revenue deferred as a result of the adoption of AICPA Statement of Position 97-2. Gross margin as a percentage of license revenues increased to 70% in fiscal 1999 from 67% in fiscal 1998.

   Cost of Service Revenues. Our cost of service revenues grew to $2.4 million in fiscal 1999 from $1.8 million in fiscal 1998. This increase was due to increases in professional development services and support personnel to accommodate the growth in sales of Lightspan Achieve Now licenses and related services. Gross margin as a percentage of service revenue increased to 36% in fiscal 1999 from 11% in fiscal 1998. This increase was due to increased utilization of our professional development staff, an increase in the average number of days of service sold per license, improved billing of customers for services provided beyond the scope of the original license agreement, and, in general, our service revenues increasing at a greater rate than our fixed professional development costs.

   Cost of Hardware Revenues. Our cost of hardware revenues increased to $5.0 million in fiscal 1999 from $4.7 million in fiscal 1998. This increase was due to increased Lightspan Achieve Now license sales, offset in large part by our transition to the Sony PlayStation game console, a less expensive hardware platform than the hardware platforms that we had previously provided to our Lightspan Achieve Now customers, often at low or negative margins. Gross margin as a percentage of hardware revenues increased to 19% in fiscal 1999 from 10% in fiscal 1998. This increase was due to the transition to the higher-margin Sony PlayStation game console platform.

EXPENSES

   Technology and Development. Our technology and development expenses decreased to $10.6 million in fiscal 1999 from $14.8 million in fiscal 1998, a 28% decrease. This decrease was due to reductions in development personnel and related costs associated with completion of most of our Lightspan Achieve Now titles. By the end of fiscal 1999, substantially all design, development and testing had been completed on our Lightspan Achieve Now product line.

   Sales and Marketing. Our sales and marketing expenses increased 13% to $23.0 million in fiscal 1999 from $20.3 million in fiscal 1998 as a result of increased personnel in marketing, increased commissions and bonuses as the result of growing sales, and additional marketing and promotional activities. The increase was partially offset by a decrease in personnel and related costs in the sales and professional development organizations due to a reduction in headcount during the last half of fiscal 1999.

   General and Administrative. Our general and administrative expenses increased 32% to $3.6 million in fiscal 1999 from $2.7 million in fiscal 1998 primarily due to $1.1 million in legal and settlement costs associated with a lawsuit brought by a former employee, which was settled in August 1999, and an increase in personnel and other costs related to our growth, partially offset by decreases in bad debt expense in fiscal 1999 as compared to fiscal 1998.

   Interest Income (Expense). We earned net interest income of $0.4 million in fiscal 1999, as compared to net interest expense of $0.5 million in fiscal 1998. Our net interest income in fiscal 1999 compared to our net interest expense in fiscal 1998 was due to higher average cash balances in the six months ended July 31, 1998, when we received proceeds of a Series D preferred stock financing. Our interest expense for fiscal 1999 and fiscal 1998 is attributable to the utilization of our equipment lease lines and borrowings against our revolving line of credit.

ACADEMIC SYSTEMS ACQUISITION

   We acquired Academic Systems in September 1999. Academic Systems develops, markets and sells curriculum-based educational software to colleges and universities for use by under-prepared college students. Academic Systems offers five course programs -- four in mathematics covering elementary algebra to college algebra, and one in English covering remedial writing and freshman composition. Academic Systems' products also include a student management system that can be run on the Internet or the college's own network.

   Revenues consist primarily of fees for licenses and implementation of Academic Systems' software, customer training, books and materials, upgrades and support. Academic Systems enters into license agreements under which software, support and other services are provided to a customer for a fixed fee for a specified period of time. License revenues are recognized upon contract signing and delivery of the software, provided the related fee is fixed and determinable and collection of the fee is probable. The revenues associated with books and materials are recognized upon shipment and revenues for services are recognized when the services are performed.

   The cost of license revenues consists of costs related to materials for CD-ROMs, assembly and distribution of CD-ROMs, print materials and third-party royalties.

BUSINESS COMBINATIONS AND PURCHASE ACCOUNTING

   The acquisition of Academic Systems, Global Schoolhouse and StudyWeb were accounted for as purchases. During the year ended January 31, 2000, we paid net cash of $4.3 million for these acquisitions.

   The purchase price of Academic Systems was allocated to the assets acquired, consisting principally of goodwill and intangible assets which are being amortized over useful lives ranging from 4 to 10 years. The purchase prices of Global Schoolhouse and StudyWeb were allocated to the assets acquired, primarily intangibles related to the Web sites acquired, which are being amortized over useful lives of three years.

   The assets and operations of Global Schoolhouse and Study Web are included in the Internet K-12 segment. The assets, liabilities and operations of Academic comprise the Higher Education segment. The results of operations for all three acquired businesses, including the related amortization of intangible assets, have been included in our consolidated results of operations from the dates of acquisition.

   Amortization of intangibles and goodwill for the year ended January 31, 2000 was $5.0 million. We expect to record annual amortization expense related to these acquisitions of approximately $13.4 million for each of fiscal years 2001 and 2002, $12.8 million for fiscal 2003, $7.5 million for fiscal 2004, and approximately $0.3 million for each fiscal year from 2005 through 2009.

SPRINGING WARRANTS

   Upon the sale of Lightspan's common stock in our initial public offering, which closed on February 15, 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock. As a result, on February 15, 2000, Lightspan accounted for the intrinsic value of the Springing Warrants by charging retained earnings an additional $16,506,000 and increasing the carrying amount of common stock by a corresponding amount. Such amount will also increase the net loss or decrease the net income applicable to common stockholders in periods including February 15, 2000.

OTHER RELATIONSHIPS

CINAR Corporation

   In October 1999, we agreed to pursue several potential strategic initiatives with CINAR Corporation. CINAR is an integrated entertainment and education company that develops, produces, markets and distributes high-quality programming and supplemental education products for children, families and educators. CINAR markets and distributes its animated and live-action children's and family programming to broadcast, cable and other media outlets worldwide. CINAR's productions include the two-time Emmy award-winning Arthur, the top-rated children's television program in the United States, as well as Are You Afraid of the Dark?, Wimzie's House, Lassie, The Busy World of Richard Scarry and The Adventures of Paddington Bear. CINAR also publishes and distributes approximately 2,000 supplemental education products for pre-kindergarten through eighth grade that enhance classroom curricula and foster continued learning in the home. CINAR's products are sold each year to more than 1.6 million teachers and 370,000 daycare providers in North America.

   As part of our agreement, CINAR purchased 2,500,000 shares of our Series E preferred stock at $5.00 per share, which converted into 1.25 million shares of common stock upon completion of our initial public offering. CINAR also purchased $10 million of our common stock, or 833,333 shares, in a private placement that occurred concurrently with our initial public offering at the initial public offering price of $12 per share. We also granted CINAR warrants to purchase 500,000 shares of our Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share) that will vest upon the achievement of various agreed-to strategic goals. The planned strategic initiatives include such projects as

   - a convergence educational television series, combining broadband interactive offerings and standard television;

   - the co-development of a pre-kindergarten educational portal featuring CINAR's subsidiary HighReach Learning; and

   - a series of other co-marketing and distribution arrangements such as the international distribution of Lightspan products.

   As part of our agreement with CINAR, Ronald A. Weinberg, a CINAR board member, joined our board.

Cox Communications

   In January 2000, we agreed to pursue strategic initiatives with Cox Communications Holdings, Inc. Cox Communications is among the nation's largest broadband communications companies, serving more than 3.8 million customers in 18 locations. Cox Communications also provides a wide variety of services to schools in their cable communities through its "Cable in the Classroom" initiative, which provides public schools with free basic cable service and learning guides. As part of our agreement, Cox Communications purchased $12.5 million of our common stock, or 1,041,667 shares, in a private placement that occurred concurrently with our initial public offering upon satisfaction of several conditions. We also granted to Cox Communications a warrant to purchase 750,000 shares of our common stock at an exercise price of $12.00 per share upon the closing of our initial public offering. The warrant will vest upon the achievement of various agreed-to strategic goals related to the proposed use of Lightspan Achieve Now and Lightspan.com products in trials by Cox Communications of cable offerings over digital set-top boxes.

   As part of our agreement with Cox Communications Holdings, Inc., Thomas F. Nagel, Cox Communications Inc.'s Vice President of Business Development, joined our board as of the close of our initial public offering on February 15, 2000 and subsequently resigned on March 31, 2000.

Gateway

   In January 2000, Gateway Companies, Inc. agreed to purchase $3.0 million of our common stock, or 250,000 shares, in a private placement that occurred concurrently with our initial public offering. This investment by Gateway was subject to the satisfaction of several conditions, including our jointly entering into an Internet sponsorship agreement (the "Site Sponsorship Agreement") whereby Gateway became a sponsor of Lightspan.com. Gateway, a manufacturer of personal computers, is Lightspan's preferred provider of personal computers.

   In February 2000, Lightspan entered into the Site Sponsorship Agreement with Gateway, a one year agreement that expires January 31, 2001, whereby Lightspan will promote the products and services of Gateway by providing certain online and offline exposure. In return, Gateway will pay an annual fee of $500,000; $125,000 within 30 days of execution of the agreement and thereafter in equal quarterly installments. The Site Sponsorship Agreement is extended beyond one year if certain online exposure requirements are not met and is renewable for an additional year by Gateway.

LEGAL MATTERS

   In July 1996, a former Lightspan employee commenced legal action against us, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, we entered into a settlement agreement and release with the former employee, the terms of which are subject to confidentiality provisions set forth in the agreement.

   During the year ended January 31, 1999, we recorded a charge of approximately $1.1 million for anticipated settlement and legal costs related to this case. During the year ended January 31, 2000, we recorded an additional charge of approximately $467,000 to cover additional costs related to the settlement.

   As of January 31, 2000, we had paid approximately $958,000 in legal and settlement costs related to this case. We paid remaining settlement costs of $513,000 following the closing date of our initial public offering. We expect to pay the remaining legal costs within the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

   From inception through January 31, 2000, we financed our operations and met our capital expenditure requirements primarily with the net proceeds from private sales of equity securities totaling approximately $143.6 million. At January 31, 2000, we had $5.0 million of cash and cash equivalents and $16.1 million in short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs. We expect our operating losses to continue and increase for the foreseeable future.

   On February 15, 2000, we completed our initial public offering of 7,500,000 shares of common stock at an initial offering price of $12 per share. We also completed private placement offerings concurrently with our initial public offering with CINAR, Cox Communications and Gateway Companies, Inc. for 833,333, 1,041,667 and 250,000 shares, respectively. The proceeds from these offerings after deducting the underwriting discount and commissions and offering expenses and payment of financial advisory fees relating to our private placements was approximately $106.1 million. In March 2000, the underwriters exercised 655,150 shares of their overallotment option for total proceeds, net of discounts and commissions, of $7.3 million.

    Our working capital has fluctuated significantly since our inception. This is due, in large part, to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on Lightspan Achieve Now, as well as receipt of cash from our preferred stock and other financings. We expect that our working capital requirements and cash position will fluctuate significantly from period to period for the foreseeable future. These fluctuations may be caused by increased spending to support our growth in operations, strategic investments, or acquisitions.

   Net cash used in operating activities was $25.3 million for fiscal 2000, $16.5 million for fiscal 1999 and $22.5 million for fiscal 1998. Net cash used during these periods was primarily to fund technology and development, sales and marketing and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now curriculum and Internet products and services. We expect our negative operating cash flow to continue and increase for the foreseeable future.

   Net cash used in investing activities was $22.8 million for fiscal 2000, $0.7 million for fiscal 1999 and insignificant in fiscal 1998. The increase in cash used in fiscal 2000 relates primarily to the $16.1 million increase in short-term investments, $4.3 million net cash paid for the acquisitions of Academic Systems, Global Schoolhouse and StudyWeb, and $2.4 million for the acquisition of property and equipment.

   Net cash provided by financing activities was $46.0 million for fiscal 2000, $19.9 million for fiscal 1999 and $25.4 million for fiscal 1998. Issuing our Series C, D and E preferred stock to various strategic and financial investors raised our cash provided by financing activities during these periods.

   In February 1999, we extended our line of credit with a financial institution. The line of credit bears interest at the bank's prime rate plus 1.5% and expires in April 2000, after which time we expect to renegotiate the terms. The amount available under the line of credit was increased to the lesser of $10.0 million or 75% of eligible accounts receivable, and is collateralized by substantially all of our assets. As of January 31, 2000, there were no amounts outstanding under the line of credit.

   We entered into a $1.0 million capital leasing line with a financial institution in April 1999. Under the agreement, which expires in September 2000, we finance the purchase of capital equipment at an 8.8% interest rate over a 42-month period with a purchase option. As of January 31, 2000, $504,000 was available for future borrowing under this agreement.

   We have also entered into various purchase order commitments with a number of vendors, primarily for the purchase of hardware, marketing services, promotional activities and development activities. As of January 31, 2000, our outstanding purchase order commitments were approximately $1.0 million.

   Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting our products. We expect to devote substantial capital resources in connection with:

   -  brand maintenance, advertising, marketing and promotional activities;

   -  continued development and expansion of our Internet offerings and content;

   - hiring personnel, including additional Internet systems, sales and marketing, and product development personnel; and

   -  acquiring additional office space and other necessary facilities.

   In addition, we may devote substantial capital resources to strategic acquisitions and relationships.

   In September 1999 we completed our acquisition of Academic Systems, pursuant to which we issued 7,191,839 shares of our Series E preferred stock pursuant to various exchange ratios applied to the various classes and series of capital stock of Academic Systems. However, we believed a small number of former Academic Systems stockholders had rights to additional shares of our stock. As a result, in March 2000, we issued 534,008 shares of common stock to those stockholders.

   As of March 31, 2000, we believe that our cash and cash equivalents and the net proceeds from our initial public offering will be sufficient to fund our operations for at least the next 15 months. Despite our expectations, we may need to raise additional capital before the end of the next 15 months.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and hedging Activities-Deferral of the Effective Date of FASB Statement 133. The statement defers the effective date of SFAS No. 133 and will become effective for us for the year ending January 31, 2002. We are currently in the process of reviewing the impact of this standard on our current reporting and disclosures.

IMPACT OF YEAR 2000

   In late 1999 we completed our remediation and testing systems consisting primarily of upgrading our PC's, which was in the ordinary course of business. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-informational technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $126,500 during fiscal 2000 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our line of credit, the interest rates under which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at January 31, 2000 or 1999. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements at January 31, 2000 and 1999 and the Report of Ernst & Young LLP, Independent Auditors, are included in this report on Form 10-K on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding our directors is incorporated by reference to the section entitled "Election of Directors" in the Lightspan, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 29, 2000 (the "Proxy Statement"). Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers and Key Employees".

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions".


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

        Documents filed as part of the report:

                                                                                                      PAGE
Report of Ernst & Young LLP, Independent Auditors ...............................................      F-2
Consolidated Balance Sheets as of January 31, 2000 and 1999 .....................................      F-3
Consolidated Statements of Operations for the years ended January 31, 2000, 1999 and 1998 .......      F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended January 31,
2000, 1999 and 1998 .............................................................................      F-5
Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and 1998 .......      F-6
Notes to Consolidated Financial Statements ......................................................      F-7

        Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(b)  Current Reports on Form 8-K

    We did not file any current reports on Form 8-K for the quarter ended January 31, 2000.

(c) Exhibits

    The following exhibits are incorporated herein by reference or are filed with this report as indicated below.


   Footnote   Exhibit
     No.        No.                                       Description
------------------------------------------------------------------------------------------------------------------------------------
     1          2.1    Agreement and Plan of Merger.
     3          3.1    Amended and Restated Certificate of Incorporation, as currently in effect.
     1          3.2    Bylaws, as currently in effect.
                4.1    Reference is made to Exhibits 3.1 and 3.2.
     1          4.2    Specimen Stock Certificate.
     1         10.1    1992 Stock Option Plan.
     1         10.2    Forms of Incentive and Nonstatutory Stock Option Agreement under the 1992 Stock Option Plan.
     1         10.3    2000 Equity Incentive Plan.
     1         10.4    Form of Stock Option Agreement pursuant to the 2000 Equity Incentive Plan.
     1         10.5    2000 Employee Stock Purchase Plan and related offering documents.
   1, 2        10.6    Office Lease by and between the Company and Insurance Company of the West dated as of May 28, 1996.
     1         10.7    Lease by and between the Travelers Insurance Company and Academic Systems Corporation dated as of July 1,
                       1996 and amended December 3, 1996.
   1, 2        10.8    Office Sublease by and between the Company and Qualcomm Incorporated dated as of December 1, 1997 and amended
                       September 21, 1998.
     1         10.9    Office Lease by and between the Company and McWin Corporation dated as of May 1, 1997.
     1         10.10   Office Lease by and between the Company and Auerbach Plaza Limited Partnership and Goliac, Inc., dated as of
                       June 4, 1999.
     1         10.11   Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of February 25, 1997 and amended December 31, 1997, March 31, 1998 and March 26, 1999.
     1         10.12   Master Lease Agreement by and between the Company and Transamerica Business Credit Corporation dated as of
                       August 14, 1997, including Schedules 1, 2, 3, 4 and 5 thereto.
     1         10.13   Master Equipment Lease by and between the Company and Pentech Financial Services, Inc. dated as of July 25,
                       1999, including supplements 1, 2 and 3 thereto.
     1         10.14   Equipment Financing Agreement by and between the Company and Pentech Financial Services, Inc. dated as of
                       July 1, 1999.
     1         10.15   Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the
                       Company dated July 8, 1999.
     1         10.16   Amendment and Waiver dated October 28, 1999.
     1         10.17   Amendment to Investor Rights Agreement dated October 29, 1999.
     1         10.18   Form of Indemnity Agreement between the Company and its directors and officers.
     1         10.19   Developer Agreement by and between the Company and Sony Computer Entertainment America dated as of
                       January 26, 1996.
   1, 2        10.20   Sale and License Agreement by and between the Company and Sony Computer Entertainment America dated as of
                       January 26, 1996.
   1, 2        10.21   Letter Agreement by and between the Company and SmarterKids.com, Inc. dated as of July 12, 1999.
     1         10.22   Academic Systems Fulfillment Agreement by and between Academic Systems Corporation and FGI Print Management
                       dated as of June 12, 1998.
     1         10.23   Series E Stock Purchase Agreement by and between the Company and CINAR Corporation dated as of October 29,
                       1999.
     1         10.24   Warrant Agreement to purchase Series A preferred stock by and between the Company and Comdisco, Inc. dated as of March 15, 1994.
     1         10.25   Warrant Agreement to purchase Series B preferred stock by and between the Company and Comdisco, Inc. dated as of May 30, 1995.
     1         10.26   Warrant Agreement to purchase Series B preferred stock by and between the Company and Comdisco, Inc. dated as of April 26, 1996.
     1         10.27   Warrant to purchase Series C preferred stock by and between the Company and Silicon Valley Bank dated as of
                       March 24, 1997.

     1         10.28   Warrant Agreement to purchase Series C preferred stock by and between the Company and Comdisco, Inc. dated as of April 26, 1996.
     1         10.29   Warrant to purchase Series D preferred stock by and between the Company and Montgomery Securities.
     1         10.30   Form of Warrant to purchase Series D preferred stock.
     1         10.31   Form of Warrant to purchase Series D preferred stock.
     1         10.32   Letter Agreement regarding strategic initiatives by and between the Company and CINAR Corporation dated as of October 29, 1999.
     1         10.33   Amendment and Waiver dated October 28, 1999.
     1         10.34   Warrant to purchase Series E preferred stock by and between the Company and Comdisco, Inc.
     1         10.35   Form of Warrant to purchase Series E preferred stock.
     1         10.36   Warrant to purchase Series D preferred stock by and between the Company and SZ Investments L.L.C. dated as of June 6, 1997.
     1         10.37   Oracle Reseller agreement, dated as of August 9, 1994, including Addendums.
     1         10.38   Form of Warrant to purchase common stock by and between the Company and Cox Communications Holdings, Inc.
                       issued concurrent with the closing of our initial public offering.
     1         10.39   Stock Purchase Agreement by and between the Company and Cox Communications Holdings, Inc. dated as of
                       January 11, 2000.
     1         10.40   Stock Purchase Agreement by and between the Company and Gateway Companies, Inc. dated as of January 12, 2000.
     3         10.41   Amendment to Warrant to purchase Series E preferred stock by and between the Company and CINAR Corporation dated as of January 25, 2000.
     3         10.42   Office Lease by and between the Company and Lyon & Lyon LLP dated as of March 31, 2000.
     1         21.1    Subsidiaries of the Registrant.
     3         27      Financial Data Schedule.


---------------------
1 Filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

2 Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

3       Filed with this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24 day of April, 2000.

                                          Lightspan, Inc.

                                          By: /s/ CARL ZEIGER
                                             ----------------------------------
                                             Carl Zeiger,
                                             President, Chief Operating Officer
 April 24, 2000                              and Director


                                POWER OF ATTORNEY

   Know all persons by these presents, that each person whose signature appears below constitutes and appoints John T. Kernan and Carl Zeiger, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of April, 2000.


        SIGNATURE                                         TITLE                                   DATE
        ---------                                         -----                                   ----
/s/ JOHN T. KERNAN                          Chief Executive Officer and Chairman              April 24, 2000
-----------------------------------         (Principal Executive Officer)
John T. Kernan

/s/ CARL ZEIGER                             President, Chief Operating                        April 24, 2000
-----------------------------------         Officer and Director
Carl Zeiger

 /s/ KATHLEEN R. McELWEE                    Vice President of Finance                         April 24, 2000
-----------------------------------         and Chief Financial Officer
 Kathleen R. McElwee                        (Principal Financial and Accounting Officer)


/s/ JOHN H. BRANDON                         Executive Vice President, President of            April 24, 2000
-----------------------------------         Academic Systems and Director
John H. Brandon

/s/ JAMES W. BREYER                         Director                                          April 24, 2000
-----------------------------------
James W. Breyer

                                            Director                                          April   , 2000
-----------------------------------
L. John Doerr

/s/ JEFFREY P. SANDERSON                    Director                                          April 24, 2000
-----------------------------------
Jeffrey P. Sanderson

/s/ DAVID D. HILLER                         Director                                          April 24, 2000
-----------------------------------
David D. Hiller


/s/ BRUCE W. RAVENEL                        Director                                          April 24, 2000
-----------------------------------
Bruce W. Ravenel

/s/ BARRY J. SCHIFFMAN                      Director                                          April 24, 2000
-----------------------------------
Barry J. Schiffman

                                            Director                                          April   , 2000
-----------------------------------
Ronald A. Weinberg


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                                PAGE
Report of Ernst & Young LLP, Independent Auditors..............................................................................  F-2
Consolidated Balance Sheets as of January 31, 2000 and 1999....................................................................  F-3
Consolidated Statements of Operations for the years ended January 31, 2000, 1999 and  1998 ....................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended January 31, 2000, 1999 and  1998.................  F-5
Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999 and  1998.....................................  F-6
Notes to Consolidated Financial Statements.....................................................................................  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lightspan, Inc.

   We have audited the accompanying consolidated balance sheets of Lightspan, Inc. as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightspan, Inc. at January 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.




/s/ ERNST & YOUNG LLP

San Diego, California
March 9, 2000

                                 LIGHTSPAN, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          JANUARY 31,
                                                                                    -------------------------
                                                                                      2000            1999
                                                                                    ---------       ---------
     ASSETS
     Current assets:
       Cash and cash equivalents .............................................      $   5,033       $   7,143
       Short-term investments ................................................         16,132              --
       Accounts receivable, less allowance for doubtful accounts of
         $651 and $400 at January 31, 2000 and 1999, respectively ............         15,683           7,795
       Finished goods inventory ..............................................          1,116           1,267
       Deferred cost of revenue ..............................................          8,709           3,555
       Other current assets ..................................................          2,306           1,046
                                                                                    ---------       ---------
              Total current assets ...........................................         48,979          20,806
     Property and equipment, net .............................................          3,254           1,639
     Deposits and other assets ...............................................            591             121
     Intangible assets, net ..................................................         49,608              --
                                                                                    ---------       ---------
              Total assets ...................................................      $ 102,432       $  22,566
                                                                                    =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
       Accounts payable ......................................................      $   4,677       $   3,069
       Accrued liabilities ...................................................          9,139           4,879
       Acquisition consideration payable .....................................          5,341              --
       Deferred revenue -- Achieve Now .......................................         48,110          20,717
       Deferred revenue -- services and other ................................          7,022           3,444
       Current portion of note payable and capital lease obligations .........            684             930
                                                                                    ---------       ---------
              Total current liabilities ......................................         74,973          33,039
     Deferred rent ...........................................................            322             382
     Capital lease obligations, less current portion .........................            443             394
     Commitments
     Stockholders' equity (deficit):
       Convertible preferred stock, par value $0.001:
         Authorized shares -- 61,793,074
         Issued and outstanding shares -- 52,230,915 and
           35,527,893 at January 31, 2000 and 1999, respectively
         Aggregate liquidation preference -- $194,935 and
           $111,420 at January 31, 2000 and 1999, respectively ...............             52              35
       Common stock, par value $0.001:
         Authorized shares -- 75,000,000
         Issued and outstanding shares -- 4,764,167 and
           3,540,578 at January 31, 2000 and 1999, respectively ..............              5               4
       Additional paid-in capital ............................................        209,740         110,675
       Deferred advertising expense ..........................................           (400)             --
       Deferred compensation .................................................         (5,211)           (192)
       Accumulated deficit ...................................................       (177,492)       (121,771)
                                                                                    ---------       ---------
              Total stockholders' equity (deficit) ...........................         26,694         (11,249)
                                                                                    ---------       ---------
              Total liabilities and stockholders' equity (deficit) ...........      $ 102,432       $  22,566
                                                                                    =========       =========

                            See accompanying notes.

                                 LIGHTSPAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEARS ENDED JANUARY 31,
                                                                  --------------------------------------------
                                                                     2000             1999             1998
                                                                  ----------       ----------       ----------
          Revenues:
            Software licenses ..............................      $    2,210       $       --       $   14,753
            Internet licenses ..............................           1,791            1,024              289
            Services .......................................           6,546            3,742            1,973
            Hardware .......................................           6,369            6,104            5,294
                                                                  ----------       ----------       ----------
                    Total revenues .........................          16,916           10,870           22,309
          Cost of revenues:
            Software licenses ..............................             676               --            4,835
            Internet licenses ..............................             548              302               99
            Services .......................................           3,142            2,385            1,754
            Hardware .......................................           5,368            4,973            4,745
                                                                  ----------       ----------       ----------
                    Total cost of revenues .................           9,734            7,660           11,433
                                                                  ----------       ----------       ----------
          Gross profit .....................................           7,182            3,210           10,876

          Operating expenses:
            Technology and development .....................          12,400           10,594           14,816
            Sales and marketing ............................          35,643           22,990           20,296
            General and administrative .....................           6,660            3,590            2,715
            Stock-based compensation .......................           3,704               20               --
            Amortization of intangible assets ..............           4,975               --               --
                                                                  ----------       ----------       ----------
                    Total operating expenses ...............          63,382           37,194           37,827
                                                                  ----------       ----------       ----------
          Loss from operations .............................         (56,200)         (33,984)         (26,951)
          Interest income ..................................             747              638              262
          Interest expense .................................            (268)            (221)            (789)
                                                                  ----------       ----------       ----------
          Net loss .........................................      $  (55,721)      $  (33,567)      $  (27,478)
                                                                  ==========       ==========       ==========
          Historical net loss per share:
            Basic and diluted ..............................      $   (13.61)      $    (9.91)      $    (8.65)
                                                                  ==========       ==========       ==========

            Weighted average shares -- basic and diluted ...           4,094            3,388            3,177
                                                                  ==========       ==========       ==========
          Pro forma net loss per share:
            Basic and diluted ..............................      $    (2.12)
                                                                  ==========

            Weighted average shares -- basic and diluted ...          26,294
                                                                  ==========

                            See accompanying notes.

                                 LIGHTSPAN, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       THREE YEARS ENDED JANUARY 31, 2000
                                 (IN THOUSANDS)

                                                                     CONVERTIBLE
                                                                   PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                                              -----------------------        ----------------------        PAID-IN
                                                                SHARES        AMOUNT         SHARES         AMOUNT         CAPITAL
                                                              ----------    ---------        -------       --------       ----------
     Balance at February 1, 1997 ......................         22,398      $      22          3,069       $       3      $  62,315
       Issuance of Series D convertible
         preferred stock ..............................          5,984              6             --              --         21,089
       Issuance of Series D convertible
         preferred stock in exchange for bridge
         loans from shareholders ......................          1,667              2             --              --          6,265
       Issuance of warrants to purchase
         convertible preferred stock ..................             --             --             --              --            102
       Exercise of stock options ......................             --             --            245              --             83
       Repurchase of common stock for cash ............             --             --            (38)             --             (1)
       Net loss .......................................             --             --             --              --             --
                                                             ---------      ---------      ---------       ---------      ---------
     Balance at January 31, 1998 ......................         30,049             30          3,276               3         89,853
       Issuance of Series D convertible preferred stock          5,479              5             --              --         20,467
       Exercise of stock options ......................             --             --            265               1            143
       Deferred compensation related to stock options .             --             --             --              --            212
       Amortization of deferred compensation ..........             --             --             --              --             --
       Net loss .......................................             --             --             --              --             --
                                                             ---------      ---------      ---------       ---------      ---------
     Balance at January 31, 1999 ......................         35,528             35          3,541               4        110,675
       Issuance of Series E convertible preferred
         stock ........................................          6,614              7             --              --         33,018
       Issuance of Series E convertible preferred
         stock in exchange for future advertising .....             80             --             --              --            400
       Series E convertible preferred stock issued
         in connection with the
         acquisition of Academic Systems ..............          7,192              7             --              --         35,952
       Series E convertible preferred stock issued
         in connection with the acquisition of StudyWeb            217             --             --              --          1,085
       Issuance of common stock in connection with the
         acquisition of Academic Systems ..............             --             --            570              --          4,711
       Issuance of options and warrants in connection .             --
         with the acquisition of Academic Systems .....             --             --             --              --          1,818
       Issuance of Series E preferred stock ...........          2,600              3             --              --         12,997
       Exercise of stock options ......................             --             --            653               1            361
       Deferred compensation related to stock options .             --             --             --              --          8,723
       Amortization of deferred compensation ..........             --             --             --              --             --
       Net loss .......................................             --             --             --              --             --
                                                             ---------      ---------      ---------       ---------      ---------
     Balance at January 31, 2000 ......................         52,231      $      52          4,764       $       5      $ 209,740
                                                             =========      =========      =========       =========      =========


                                                               DEFERRED                                       TOTAL
                                                              ADVERTISING    DEFERRED        ACCUMULATED   STOCKHOLDERS'
                                                                EXPENSE    COMPENSATION        DEFICIT    EQUITY (DEFICIT)
                                                              -----------  ------------      -----------  ----------------
     Balance at February 1, 1997 ......................          $  --     $        --       $ (60,726)      $   1,614

         preferred stock ..............................             --              --              --          21,095


         loans from shareholders ......................             --              --              --           6,267

         convertible preferred stock ..................             --              --              --             102
       Exercise of stock options ......................             --              --              --              83
       Repurchase of common stock for cash ............             --              --              --              (1)
       Net loss .......................................             --              --         (27,478)        (27,478)
                                                             ---------       ---------       ---------       ---------
     Balance at January 31, 1998 ......................             --              --         (88,204)          1,682
       Issuance of Series D convertible preferred stock             --              --              --          20,472
       Exercise of stock options ......................             --              --              --             144
       Deferred compensation related to stock options .             --            (212)             --              --
       Amortization of deferred compensation ..........             --              20              --              20
       Net loss .......................................             --              --         (33,567)        (33,567)
                                                             ---------       ---------       ---------       ---------
     Balance at January 31, 1999 ......................             --            (192)       (121,771)        (11,249)

         stock ........................................             --              --              --          33,025

         stock in exchange for future advertising .....           (400)             --              --              --


         acquisition of Academic Systems ..............             --              --              --          35,959

         in connection with the acquisition of StudyWeb             --              --              --           1,085

         acquisition of Academic Systems ..............             --              --              --           4,711

         with the acquisition of Academic Systems .....             --              --              --           1,818
       Issuance of Series E preferred stock ...........             --              --              --          13,000
       Exercise of stock options ......................             --              --              --             362
       Deferred compensation related to stock options .             --          (8,723)             --              --
       Amortization of deferred compensation ..........             --           3,704              --           3,704
       Net loss .......................................             --              --         (55,721)        (55,721)
                                                             ---------       ---------       ---------       ---------
     Balance at January 31, 2000 ......................      $    (400)      $  (5,211)      $(177,492)      $  26,694
                                                             =========       =========       =========       =========




                             See accompanying notes.

                                 LIGHTSPAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 YEARS ENDED JANUARY 31,
                                                                                         --------------------------------------
                                                                                           2000           1999           1998
                                                                                         --------       --------       --------
     OPERATING ACTIVITIES:
     Net loss .....................................................................      $(55,721)      $(33,567)      $(27,478)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ............................................         1,194          1,310          1,637
         (Gain) loss on disposal of assets ........................................            (1)            (5)            38
         Provision for doubtful accounts ..........................................           188           (133)           297
         Amortization of intangible assets ........................................         4,975             --             --
         Amortization of deferred stock-based compensation ........................         3,704             20             --
         Amortization of interest expense issued in connection with debt ..........            --             --            140
         Changes in operating assets and liabilities:
             Accounts receivable ..................................................        (7,099)        (2,418)          (157)
             Inventory ............................................................           434           (348)           175
             Deferred cost of revenue .............................................        (5,154)        (3,555)            --
             Deposits and other assets ............................................        (1,670)            86           (288)
             Accounts payable .....................................................         1,216           (216)          (149)
             Deferred revenue .....................................................        29,485         21,667            725
             Accrued liabilities ..................................................         3,167            652          2,581
                                                                                         --------       --------       --------
     Net cash flows used in operating activities ..................................       (25,282)       (16,507)       (22,479)
     INVESTING ACTIVITIES:
     Decrease (increase) in short-term investments ................................       (16,132)            --            414
     Purchase of property and equipment ...........................................        (2,353)          (726)          (423)
     Proceeds from sale of property and equipment .................................             5             24             31
     Net cash paid for the acquisition of Academic Systems ........................          (802)            --             --
     Net cash paid for the acquisition of Global Schoolhouse ......................        (2,500)            --             --
     Net cash paid for the acquisition of StudyWeb ................................        (1,000)            --             --
                                                                                         --------       --------       --------
     Net cash flows provided by (used in) investing activities ....................       (22,782)          (702)            22
     FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock ....................................        46,025         20,472         21,095
     Proceeds from convertible bridge notes .......................................            --             --          6,267
     Proceeds from  capital leases ................................................           683            699            337
     Principal repayments on capital leases .......................................        (1,064)        (1,385)        (1,528)
     Principal repayments on notes payable ........................................           (52)            --           (845)
     Net proceeds from exercise of stock options ..................................           362            144             82
                                                                                         --------       --------       --------
     Net cash flows provided by financing activities ..............................        45,954         19,930         25,408
     Increase (decrease) in cash and cash equivalents .............................        (2,110)         2,721          2,951
     Cash and cash equivalents at beginning of year ...............................         7,143          4,422          1,471
                                                                                         --------       --------       --------
     Cash and cash equivalents at end of year .....................................      $  5,033       $  7,143       $  4,422
                                                                                         ========       ========       ========
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid ................................................................      $    173       $    193       $    584
                                                                                         ========       ========       ========
     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of bridge notes into Series D convertible  preferred stock ........      $      --      $     --       $  6,267
                                                                                         ========       ========       ========
     Deferred stock-based compensation ............................................      $  8,723       $    212       $     --
                                                                                         ========       ========       ========
     Series E preferred stock issued in connection with the
      acquisition of Academic Systems .............................................      $ 35,959       $     --       $     --
                                                                                         ========       ========       ========
     Common stock issued in connection with the acquisition of
       Academic Systems ...........................................................      $  4,711       $     --       $     --
                                                                                         ========       ========       ========
     Valuation of options and warrants issued in connection with
       the acquisition of Academic Systems ........................................      $  1,818       $     --       $     --
                                                                                         ========       ========       ========
     Additional consideration payable related to the acquisition of
       Academic Systems ...........................................................      $  5,341       $     --       $     --
                                                                                         ========       ========       ========
     Series E preferred stock issued for future advertising .......................      $    400       $     --       $     --
                                                                                         ========       ========       ========
     Series E preferred stock issued in connection with the acquisition of
       StudyWeb ...................................................................      $  1,085       $     --       $     --
                                                                                         ========       ========       ========

                             See accompanying notes.

                                 LIGHTSPAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

   Lightspan, Inc. ("Lightspan") was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a Sony PlayStation(R) game console that the student uses to run the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use.

   The consolidated financial statements include the accounts of Lightspan and its wholly owned subsidiary, Academic Systems ("Academic"). All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with remaining maturities when acquired of three months or less.

SHORT-TERM INVESTMENTS

     Short-term investments consist primarily of corporate fixed income securities and commercial paper that mature within one year. Such assets are carried at fair value, which is based on quoted market prices for such securities. While it is Lightspan's general intent to hold such securities until maturity, management will occasionally sell particular securities for cash flow purposes. Therefore, Lightspan's investments are classified as available-for-sale and are carried at fair value. Net unrealized holding losses at January 31, 2000 were immaterial. There were no net unrealized holding losses for the years ended January 31, 1999 and 1998.

CONCENTRATION OF CREDIT RISK

   Substantially all of Lightspan's accounts receivable are from school districts located throughout the United States and Puerto Rico. Lightspan provides for estimated losses from uncollectible accounts and such losses have historically not exceeded management's expectations.

INVENTORY

   Inventory consists primarily of hardware and software and is stated at the lower of cost (first in, first out method) or market.

DEFERRED COST OF REVENUES

   Deferred cost of revenue consists of costs incurred to duplicate and package titles shipped for which revenue has been deferred. The deferral of these costs commenced February 1, 1998, when Lightspan adopted AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition.

PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost and depreciated or amortized over the shorter of the estimated useful life of the related asset (two to five years) or the term of the lease, using the straight-line method.

AMORTIZATION OF INTANGIBLE ASSETS

   Intangible assets consist of customer base, core technology, trademark and trade name, assembled workforce and goodwill and are amortized over useful lives ranging from three to ten years.

IMPAIRMENT OF LONG-LIVED ASSETS

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, Lightspan regularly evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to undiscounted estimated cash flows to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. Lightspan has not identified any such impairment losses to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Short-term investments, consisting primarily of corporate fixed income securities and commercial paper that mature within one year, are carried at fair value which is based on quoted market prices for such securities.

DEFERRED RENT

   Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheet.

REVENUE RECOGNITION

   Lightspan derives its revenues from the licensing of software, product implementation and training services, customer support services, Internet subscriptions and the sale of PlayStation game consoles and accessories.

   In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately.

Software Licenses

   Lightspan sells its Lightspan Achieve Now licenses in three distinct grade clusters -- grades K through 2; grades 3 through 4; and grades 5 through 8. Each grade cluster includes 32 to 36 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. There are a total of 77 separate titles planned, some of which are included in more than one grade cluster. From fiscal 1997 through fiscal 2000, a number of these titles were still under development at various stages in the development cycle. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be "completed," and considers titles still in the development cycle to be "as-yet uncompleted." As of January 31, 2000, 72 of the 77 planned titles had been completed and five of the 77 planned titles were still under development.

   While Lightspan is under no contractual obligation to deliver any as-yet uncompleted titles to its customers, it does intend to deliver the remaining titles on a when-and-if available basis. As of January 31, 2000, these titles are expected to be delivered by July 31, 2001.

   Prior to fiscal year 1999, Lightspan recognized revenue under AICPA Statement of Position, or SOP, 91-1, Software Revenue Recognition. Under SOP 91-1, Lightspan recognized the full sales value of Lightspan Achieve Now software licenses, including both completed and as-yet uncompleted titles, upon shipment of the then-completed titles provided that there were no contractual performance obligations to deliver the uncompleted titles and the collection of the related receivable was deemed probable. While Lightspan had an intention to eventually deliver a number of as-yet uncompleted titles to its customers, the final composition of such titles was evolving and therefore customers were not provided with specific information as to the final collection or delivery schedule of titles to be provided. Lightspan accrued the production costs associated with the as-yet uncompleted titles in the period in which the revenue was recognized, and included these costs in the cost of software license revenues and on the balance sheet as accrued cost of revenues.

   Prior to fiscal year 1999, when the number of titles to be eventually completed and delivered had not yet been finalized, Lightspan considered its plan to deliver as-yet uncompleted titles as a post-contract customer support, or PCS, obligation. In accordance with the provisions of SOP 91-1, Lightspan recognized the revenue from the PCS obligation along with the initial license fee, based on the following five criteria: (i) the PCS fee was bundled with the initial licensing fee; (ii) the substantial portion of additional titles was expected to be completed and delivered within one year; (iii) the estimated cost of providing the PCS, primarily assembly, packaging and delivery costs, were insignificant; (iv) enhancements offered during the initial period of the PCS arrangements were historically minimal; and, (v) collectibility of the fee was probable.

   On February 1, 1998, Lightspan adopted the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. Under SOP 97-2, Lightspan recognizes software license revenue when (i) an agreement has been executed or a definitive purchase order has been received; (ii) the product has been shipped or services have been performed; (iii) the fee has become fixed and determinable; (iv) the collection of the fee is considered probable; (v) the related hardware, if applicable, has been shipped and (vi) when all titles for a given grade cluster have been delivered to its customers. In early 1998, Lightspan began providing customers with a specific list of titles which were planned to be eventually provided to the customers, as well as the projected delivery dates for these titles. Under SOP 97-2, Lightspan defers all revenue recognition for Achieve Now licenses, since objective fair values of individual as-yet uncompleted titles cannot be determined and used to allocate the license fee to the individual titles as they are shipped.

   Academic Systems curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. The licensing fee to colleges of $60 to $80 per student is approximately equal to an equivalent textbook. As Lightspan is not contractually obligated to provide further service after delivery of the license, Lightspan recognizes the full sales value of Academic Systems license revenue upon completion of the above criteria defined by SOP 97-2.

   Historically, Lightspan has not experienced customer cancellations, forfeitures or discontinuations of licenses.

Customer Support

   Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the one-year term of the support and maintenance period.

Product Implementation and Training Services

   Revenue derived from product implementation and customer training provided by the professional development organization is recognized when services are performed, in accordance with the standard implementation, training, service, and evaluation plans that Lightspan establishes for its customers.

Internet Subscriptions

   Revenue derived from Internet subscriptions is recognized on a straight-line basis over the term of the agreement (generally one year).

PlayStation Game Consoles and Related Accessories

   Revenue derived from the sale of PlayStation game consoles and related accessories is recognized upon delivery of the console and the related software product.

Deferred Revenue

   Payments received in advance of amounts earned are recorded as deferred revenue in the accompanying financial statements.

ADVERTISING COSTS

   Advertising costs are expensed as incurred and were $449,000, $141,000 and $170,000 for the years ended January 31, 2000, 1999 and 1998, respectively.

SOFTWARE DEVELOPMENT COSTS

   Software development costs are expensed as incurred until technological feasibility has been established and a definitive decision has been made to proceed with the commercial launch of the title. To date, these factors have not been met until substantial completion of the title, and therefore software development costs subsequent to technological feasibility have been insignificant.

STOCK-BASED COMPENSATION

   As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Lightspan has elected to follow Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based employee compensation. Under APB No. 25, if the exercise price of Lightspan's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. When the exercise price of the employee or director stock options is less than the fair value of the underlying stock on the grant date, Lightspan records deferred stock compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, or FIN 28, over the vesting period of the options. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18, and recognized over the related service period.

COMPREHENSIVE INCOME

   In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income, including net income, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss). Net unrealized holding losses at January 31, 2000 were immaterial. There were no net unrealized holding losses for the years ended January 31, 1999 and 1998.

SEGMENT REPORTING

    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Lightspan adopted this new standard as of January 31, 1999. See Note 10.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires Lightspan management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS

   Certain amounts in prior year financial statements have been reclassified to conform with the current period presentation.

NET LOSS PER SHARE

   Lightspan computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

   Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

2. BALANCE SHEET DETAILS (IN THOUSANDS)

   Cash and cash equivalents consist of the following:


                                                             JANUARY 31,
                                                        ------------------
                                                         2000        1999
                                                        ------      ------
     Cash ........................................      $1,780      $  723
     U.S. Corporate master notes .................          --       3,425
     U.S. Corporate repurchase agreements ........          --       1,741
     Money market accounts .......................          71          28
     Commercial paper ............................       3,142          --
     U.S. Government repurchase
     agreements ..................................          --       1,226
     Certificates of deposit .....................          40          --
                                                        ------      ------
                                                        $5,033      $7,143
                                                        ======      ======

   Short-term investments that mature in less than one year consist of the following:


                                         JANUARY 31,
                                    --------------------
                                      2000         1999
                                    -------        -----
     U.S. Corporate bonds ....      $ 2,265        $  --
     Commercial paper ........       13,867           --
                                    -------        -----
                                    $16,132        $  --
                                    =======        =====



   Intangible assets consist of the following:


                                               JANUARY 31,
                                        -------------------------
                                           2000            1999
                                        ---------       ---------
     Customer base ...............      $  16,200       $      --
     Core technology .............          5,600              --
     Trademark and trade name ....          3,000              --
     Assembled workforce .........          1,000              --
     Goodwill ....................         28,783              --
                                        ---------       ---------
                                           54,583              --
     Less accumulated
     amortization.................         (4,975)             --
                                        ---------       ---------
                                        $  49,608       $      --
                                        =========       =========

   Property and equipment consist of the following:


                                                                                    JANUARY 31,
                                                                                ---------------------
                                                                                 2000          1999
                                                                                -------       -------
                     Machinery and equipment .............................      $ 6,095       $ 4,340
                     Software ............................................          904           245
                     Office furniture and equipment ......................        1,532         1,186
                                                                                -------       -------
                                                                                  8,531         5,771
                     Less accumulated depreciation and amortization ......       (5,277)       (4,132)
                                                                                -------       -------
                                                                                $ 3,254       $ 1,639
                                                                                =======       =======

   Accrued liabilities consist of the following:


                                                       JANUARY 31,
                                                   ------------------
                                                    2000        1999
                                                   ------      ------
     Accrued bonuses and commissions ........      $4,604      $1,670
     Other accrued liabilities ..............       3,429       2,342
     Accrued vacation .......................       1,084         533
     Accrued cost of revenues ...............          22         334
                                                   ------      ------
                                                   $9,139      $4,879
                                                   ======      ======


3. INITIAL PUBLIC OFFERING

   On February 15, 2000, Lightspan completed its initial public offering (the "Offering") of 7,500,000 shares of common stock at $12 per share. Lightspan also issued 2,125,000 shares at the same price in private placements that occurred concurrently with the Offering. In March 2000 the underwriters exercised a portion of their overallotment option and purchased 655,150 additional shares at the Offering price. Total proceeds as a result of the Offering, private placements and overallotment exercise after deducting the underwriting discount and commissions, offering expenses and financial advisory fees relating to our private placements was approximately $113.4 million.

   Upon completion of the Offering, all of our outstanding preferred stock converted into 27,087,826 shares of common stock and all of our outstanding warrants to purchase preferred stock converted into warrants to purchase shares of common stock.

4. BUSINESS COMBINATIONS

ACQUISITION OF ACADEMIC SYSTEMS CORPORATION

   On May 10, 1999, Lightspan entered into a merger agreement with Academic, which sells and supports interactive multimedia learning systems, principally to colleges and universities. In connection with the merger agreement which was consummated on September 20, 1999, Lightspan issued 7,191,839 shares of Series E convertible preferred stock, 570,356 shares of common stock, options to purchase 263,404 shares of common stock, and warrants to purchase 42,216 shares of Series E convertible preferred stock, (which became warrants to purchase 21,108 shares of common stock upon closing of the Offering) and agreed to pay $1,735,840 cash, in exchange for all of the outstanding common and preferred shares of Academic and all outstanding Academic options and warrants. The acquisition was accounted for as a purchase.

   The Series E convertible preferred stock was valued at $5.00 per share (the same price that such shares were sold for cash in July, September and October
1999). The merger agreement included a "put right" whereby Academic common shareholders could elect to receive cash of $1.00 per Academic common share ($8.26 per Lightspan common share on an as-converted basis) in lieu of shares of Lightspan common stock. Shareholders approximating 21% of Academic's common shares and outstanding options exercised the "put right," resulting in an aggregate cash payment of $1,734,306, with an additional $1,534 to be paid in the future. The remaining Academic common shares and options to purchase common shares were converted to Lightspan common stock and options to purchase common stock at a ratio of .12121-to-1. The 570,356 common shares to be issued were valued at $8.26 per share (the same price on an as-converted basis that Academic common shareholders and optionholders were paid upon election of the "put right"). The 263,404 options to purchase Lightspan common stock that were issued to Academic optionholders were recorded at their fair value of $6.82 per share in accordance with APB 16 with the fair value determined by the minimum value method.

   Subsequent to September 20, 1999, the date the acquisition was consummated, Lightspan determined that it will issue additional consideration in the amount of $5,340,075, representing 1,068,015 shares of Series E preferred stock (which converted into 534,008 shares of common stock upon completion of the Offering) in early 2000 to certain Academic stockholders and recorded this amount as a liability at year end. In March, Lightspan issued these shares to such stockholders.

   The aggregate purchase price totaled $49,933,078, as follows:


   Valuation of Series E convertible preferred stock issued..............     $  35,959,195
   Valuation of common stock issued......................................         4,711,141
   Issuance of cash pursuant to exercise of "put right"..................         1,734,306
   Valuation of options and warrants exchanged for Academic                       1,817,707
     options and warrants................................................
   Acquisition costs.....................................................           369,120
   Additional consideration issuable in Series E convertible
     preferred stock (common stock upon completion of the Offering)......         5,341,609
                                                                              -------------
   Aggregate purchase price..............................................     $  49,933,078
                                                                              =============

   The purchase price was allocated to the assets acquired, consisting principally of intangible assets and goodwill, which are being amortized over useful lives ranging from four to ten years.

   The accompanying consolidated financial statements include the results of operations of Academic since September 20, 1999, the date the acquisition was consummated.

ACQUISITION OF GLOBAL SCHOOLHOUSE

   On September 2, 1999, Lightspan acquired certain assets of The Global SchoolNet Foundation, principally consisting of the Web site GlobalSchoolhouse.com, an education Web site designed to help teachers develop and manage collaborative learning projects online, and related intellectual property, for $2.5 million in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired, principally intangible assets related to the Web site, which are being amortized over a three-year useful life. The accompanying consolidated financial statements include the results of operations of Global Schoolhouse since September 2, 1999.

ACQUISITION OF STUDYWEB

   On October 28, 1999, Lightspan acquired certain assets of American Computer Resource, principally consisting of the Web site StudyWeb.com, a research website designed to help parents, teachers and students find online educational resources, and related intellectual property, for consideration of $1,000,000 in cash and 217,000 shares of Series E convertible preferred stock, valued at $5.00 per share. The aggregate purchase price was $2,085,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired, principally intangible assets related to the Web site, which are being amortized over a three-year useful life.

PRO FORMA FINANCIAL INFORMATION

   The following unaudited pro forma financial information assumes the acquisitions of Academic, Global Schoolhouse and StudyWeb were consummated on February 1, 1999 and 1998 (in thousands, except per share data):


                                                                    YEARS ENDED JANUARY 31,
                                                                  ---------------------------
                                                                     2000             1999
                                                                  ----------       ----------
      Revenues .............................................      $   22,644       $   17,246
      Net loss .............................................      $  (67,786)      $  (55,459)
      Historical net loss per share, basic and diluted .....      $   (16.56)      $   (16.37)
                                                                  ==========       ==========

      Pro forma net loss per share, basic and diluted ......      $    (2.34)      $    (2.13)
                                                                  ==========       ==========


5. LINE OF CREDIT AND LEASE FINANCING

   Lightspan has a revolving line of credit with a bank which allows Lightspan to borrow up to a maximum of the lesser of (a) 75% of eligible accounts receivable (as defined) or (b) $10,000,000. The line of credit was renewed in February 1999 and expires in April 2000, after which time we expect to renegotiate the terms, and bears interest at the bank's prime rate plus 1.5% (10.0% at January 31, 2000), payable monthly. The line of credit is collateralized by substantially all of Lightspan's assets. The loan agreement with the bank contains various covenants. As of January 31, 2000 and 1999, there were no amounts outstanding under the line of credit.

   In April 1999, Lightspan entered into a $1.0 million capital lease with a financial institution. Under the agreement, which expires September 2000, Lightspan finances the purchase of substantially all capital equipment at an 8.8% interest rate, with payments due over a 42-month period and a purchase option at the end of the lease term. As of January 31, 2000, $504,000 was available for future borrowing under this agreement.

   In connection with the acquisition of Academic Systems, Lightspan assumed a note payable under a loan agreement with a bank. The note bears interest at the bank's prime rate plus 0.5%. The principal balance due under the agreement at January 31, 2000 was $172,000, which Lightspan paid in full with the proceeds from the Offering in February 2000.

6. COMMITMENTS

   Lightspan leases its facilities under an operating lease agreement. The facilities lease is subject to annual escalation provisions based upon the Consumer Price Index.

   Cost of equipment acquired under capital leases totaled $1,779,000, $3,697,000 and $4,615,000 and (and accumulated amortization totaled $1,100,000, $2,648,000 and $2,657,000) at January 31, 2000, 1999 and 1998, respectively.
Facilities rent and operating lease expenses were $1,202,000, $1,303,000 and $1,062,000 for the years ended January 31, 2000, 1999 and 1998, respectively.

   In addition, Lightspan subleases a portion of their facility for a period of one year subject to one-year renewal options. Sublease income was $358,000, $213,000 and $125,000 and for the years ended January 31, 2000, 1999 and 1998, respectively.

   At January 31, 2000, future minimum lease payments for all leases with initial terms of one year or more are as follows for each fiscal year ending January 31 (in thousands):


                                                               OPERATING        CAPITAL
                                                                 LEASES         LEASES
                                                               ---------      ---------
   2001 .................................................      $   1,781      $     576
   2002 .................................................          1,721            307
   2003 .................................................          1,460            165
   2004 .................................................          1,013              8
                                                               ---------      ---------
   Total minimum lease payments .........................      $   5,975          1,056
                                                               =========
   Less amounts representing interest ...................                          (101)
                                                                              ---------
   Present value of future minimum lease payments .......                           955
   Less current portion of capital lease obligations ....                           512
                                                                              ---------
   Long-term capital lease obligations ..................                     $     443
                                                                              =========



   In March 2000, Lightspan entered into a two-year lease of approximately 10,000 square feet for a portion of it operations at a monthly base rent of $26,000.

7. STOCKHOLDERS' EQUITY (DEFICIT)

CONVERTIBLE PREFERRED STOCK

   At January 31, 2000, convertible preferred stock outstanding is as follows:


               DATE ISSUED                SERIES  PRICE PER SHARE   NUMBER OF SHARES    LIQUIDATION VALUE
               -----------                ------  ---------------   ----------------    -----------------
               December 1993..............  A         $ 1.00           7,135,000          $  7,135,000
               March 1994.................  A         $ 1.00             332,500               332,500
               February 1995..............  B         $ 3.00           5,833,336            17,500,008
               June 1995..................  B         $ 3.00           5,833,328            17,499,984
               September 1996.............  C         $ 6.00           3,264,285            19,585,710
               June 1997..................  D         $ 3.76           5,984,038            22,499,983
               March 1997.................  D         $ 3.76           1,666,689             6,266,751
               March 1998.................  D         $ 3.76           5,478,717            20,599,976
               July 1999..................  E         $ 5.00           5,294,183            26,470,915
               September 1999.............  E         $ 5.00           7,191,839            35,959,220
               October 1999...............  E         $ 5.00           4,217,000            21,085,000
                                                                      ----------          ------------
                                                                      52,230,915          $194,935,047
                                                                      ==========          ============

   All series of preferred stock automatically converted into shares of common stock at the then effective conversion price upon the closing of the Offering on February 15, 2000.

   Upon the sale of Lightspan's common stock in the Offering, which closed on February 15, 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock. As a result, on February 15, 2000, Lightspan accounted for the intrinsic value of the Springing Warrants by charging retained earnings an additional $16,506,000 and increasing the carrying amount of common stock by a corresponding amount. Such amount will also increase the net loss per share or decrease the net income per share applicable to common stockholders in periods including February 15, 2000.

STOCK OPTION PLAN

   In 1993, Lightspan adopted its 1993 Stock Option Plan, which was renamed the 2000 Equity Incentive Plan (the "Plan") upon the close of the Offering. Options for common stock may be incentive stock options or non-statutory stock options and are granted at the discretion of the Board of Directors. The Plan permits immediate exercise of options with the unvested portion subject to repurchase by Lightspan at the original exercise price, in the event of termination of employment. Non-statutory stock options may be granted to employees, directors and consultants whereas incentive stock options may be granted to employees and directors only. The option price for incentive stock options shall not be less than 100% of the fair value on the date of grant, and the option price of non-statutory options shall not be less than 85% of the fair value on the date of grant. The maximum term of options granted under the Plan is ten years. Incentive stock options granted under the Plan are immediately exercisable in full and generally vest at the rate of 25% after one year from the vesting commencement date and 1/36 of the remaining shares every month thereafter. Non-statutory stock options are immediately exercisable in full and generally vest at the rate of 50% after one year from the vesting commencement date and the remaining 50% after two years from such date.

   At January 31, 2000, Lightspan was authorized to issue 6,403,941 shares of common stock to eligible employees, officers, directors and consultants under the Plan, of which options to purchase 159,252 shares were available for future grant at January 31, 2000.

ACADEMIC SYSTEMS 1992 STOCK OPTION PLAN

   Upon the closing of its acquisition of Academic Systems, Lightspan assumed Academic Systems' 1992 Stock Option Plan. All options outstanding under the 1992 Stock Option Plan at the date of acquisition were converted into options to purchase shares of Lightspan common stock, and are included in the summary below. Lightspan no longer grants options under this plan.

   A summary of Lightspan's stock option activity and related information is as follows (in thousands, except per share data):


                                                       YEARS ENDED JANUARY 31,
                                      ---------------------------------------------------------
                                            2000                1999                1998
                                      -----------------   -----------------   -----------------
                                               WEIGHTED            WEIGHTED            WEIGHTED
                                                AVERAGE             AVERAGE             AVERAGE
                                               EXERCISE            EXERCISE            EXERCISE
                                      OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                                      -------  --------   -------  --------   -------  --------
Outstanding -- beginning of year.....  1,783    $  .78     1,951    $  .60     1,859     $.54
  Granted............................  2,986    $ 5.48       518    $ 1.36       858     $.86
  Exercised..........................   (653)   $  .54      (265)   $  .54      (245)    $.34
  Forfeited..........................   (334)   $ 2.09      (421)   $  .80      (521)    $.94
                                      ------              ------              ------
Outstanding -- end of year...........  3,782    $ 4.16     1,783    $  .78     1,951     $.60
                                      ======              ======              ======
Exercisable at end of year...........    896               1,031                 968
                                      ======              ======              ======
Weighted average fair value of
  Options granted during the year...  $ 3.96              $  .30              $  .20
                                      ======              ======              ======


   The following table summarizes information about stock options outstanding as of January 31, 2000 (in thousands, except per share data):


                                                       OPTIONS OUTSTANDING
                                        -----------------------------------------------------       OPTIONS EXERCISABLE
                                                         WEIGHTED                               ----------------------------
                     RANGE OF                        AVERAGE REMAINING      WEIGHTED AVERAGE             WEIGHTED AVERAGE
                  EXERCISE PRICE        NUMBER        CONTRACTUAL LIFE       EXERCISE PRICE     NUMBER    EXERCISE PRICE
             -------------------        ------       -----------------      -----------------   ------   -------------------
             $  .0000--  $1.0000           691              2.1               $    .7271           511       $    .7060
             $ 1.0001--  $2.0000           948              3.5               $   1.8960           320       $   1.8168
             $ 2.0001--  $3.0000           243              4.3               $   3.0000             4       $   3.0000
             $ 3.0001--  $4.0000           882              6.5               $   4.0000             8       $   4.0000
             $ 8.0001--  $9.0000           583              5.0               $   8.2600            51       $   8.2600
             $ 9.0001--  $10.0000          435              5.1               $  10.0000             2       $  10.0000
                                         -----                                                     ---
                                         3,782              4.4               $   4.1573           896       $   1.5911
                                         =====                                                     ===

   Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the minimum value option pricing model with the following weighted average assumptions for each of the years ended January 31, 2000, 1999 and 1998, respectively: risk-free interest rates of 5.75%, 5.00% and 5.13%, respectively; dividend yields of 0%; and a weighted-average expected life of the options of four to five years.

   The minimum value option pricing model is similar to the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable, except that it excludes the factor of volatility. In addition, option valuation models require the input of highly subjective assumptions. Because Lightspan's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. Lightspan's pro forma information is as follows (in thousands, except per share data):


                                                           YEARS ENDED JANUARY 31,
                                           -----------------------------------------------------
                                                2000                1999               1998
                                           --------------      --------------     --------------
   Pro forma net loss..................    $      (57,236)     $      (33,626)    $      (27,547)
                                           ==============      ==============     ==============
   Pro forma historical net loss per
     share, basic and diluted..........    $       (13.98)     $        (9.93)    $        (8.67)
                                           ==============      ==============     ==============


2000 EMPLOYEE STOCK PURCHASE PLAN

   In October 1999, we adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") whereby a total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan. This share reserve shall automatically increase each year, based upon a formula, by an amount not to exceed 1% of our total outstanding common stock at the time of the automatic increases. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan.

   Unless otherwise determined by the board, employees are eligible to participate in the Purchase Plan only if they are employed by Lightspan for at least 20 hours per week and are customarily employed by Lightspan for at least 5 months per calendar year. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of common stock equal to 85% of the lower of the fair market value of the common stock at the commencement date or the end of each offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment.

   In the event of a merger, reorganization, consolidation or liquidation, the board has discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation or the board may provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such merger or other transaction. The board has the authority to amend or terminate the Purchase Plan, provided, however, that no such action may adversely affect any outstanding rights to purchase common stock.

WARRANTS

   In connection with debt and equipment lease financing agreements entered into at various dates, Lightspan issued a total of 749,605 warrants to purchase: up to 150,000 shares of Series A preferred stock at $1.00 per share, up to 150,000 shares of Series B preferred stock at $3.00 per share, up to 96,625 shares and 57,564 shares of Series C preferred stock at $6.00 per share and $0.01 per share, respectively, up to 183,105 shares and 127,659 shares of Series D preferred stock at $3.76 and $4.70 per share, respectively, and up to 42,216 shares of Series E preferred stock at $5.00 per share. The warrants expire on various dates commencing in 2002 through 2006.

   The warrants to purchase Series A through D preferred stock were valued at an aggregate of $201,660, which was recorded as debt discounts and accreted into interest expense over the life of the applicable financing agreements. The fair value of the warrants were estimated at the dates of grant using the minimum value method with the following assumptions: risk free interest rate of 6.00%; an expected warrant life of two years; and no annual dividends. Interest expense related to the accretion of the debt discounts totaled $140,151 for the year ended January 31, 1998. There were no such amounts included in interest expense for the years ended January 31, 1999 and 2000.

   In connection with the acquisition of Academic Systems Corporation ("Academic"), Lightspan converted 50,000 warrants to purchase Academic Series C preferred stock originally issued in connection with lease financing into 8,000 warrants to purchase Lightspan Series E preferred stock; and 34,216 warrants to purchase Academic Series F preferred stock originally issued in connection with debt financing into 34,216 warrants to purchase Lightspan Series E preferred stock. These warrants were valued at $1.25 per share and $.33 per share, respectively, in accordance with APB 16, using the minimum value method, and were accounted for as a part of the purchase price of Academic.

   Upon completion of the Offering, and taking into effect the reverse split in January 2000, these 749,605 warrants to purchase Series A through E preferred stock were converted, at their respective conversion rates, into warrants to purchase 403,591 shares of common stock.

AGREEMENT WITH CINAR CORPORATION

   On October 29, 1999, Lightspan entered into an agreement with CINAR Corporation ("CINAR") pursuant to which CINAR purchased 2.5 million shares of Lightspan's Series E preferred stock, which converted into 1.25 million shares of common stock upon completion of the Offering, at $5.00 per share and agreed to purchase $10 million of Lightspan common stock, or 833,333 shares, in a private placement that occurred concurrently with the Offering, at $12.00 per share. Lightspan also granted CINAR a warrant to purchase 500,000 shares of Lightspan's Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share) that will vest upon the achievement of various agreed-to strategic goals.

   Lightspan has accounted for the warrants in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Specifically, the shares that could be issued pursuant to the warrant will be valued the earlier of a) the date at which a commitment for performance is reached or b) the date at which CINAR's performance is complete (the "measurement date").

   Lightspan believes that it is unlikely that a performance commitment, as described in EITF 96-18, will be reached until performance is complete. Therefore, the measurement date will be the date of completion of performance and accordingly, no expense had been recorded through January 31, 2000.

DEFERRED ADVERTISING EXPENSE

   On October 29, 1999, Lightspan issued 160,000 shares of Series E convertible preferred stock to Liberty Digital Corporation in exchange for $400,000 in cash and $800,000 in future Internet advertising credits. Lightspan determined that the fair value of the shares issued ($5.00 per share) was more readily determinable than the fair value of the advertising credits.

   As a result, Lightspan recorded the 160,000 shares issued at $800,000 and recorded deferred advertising expense of $400,000. Lightspan will remeasure, and expense, such amount as the advertising credits are utilized, in accordance with EITF 96-18. As of January 31, 2000, the advertising credits have not been utilized.

STOCK-BASED COMPENSATION

   Lightspan has recorded deferred compensation of $8,723,000 and $212,000 for the years ended January 31, 2000 and 1999, respectively, in connection with the grants of certain stock options to employees and consultants. Amortization of deferred stock compensation was $3,704,000 and $20,000 and during the years ended January 31, 2000 and 1999, respectively. In February, Lightspan recorded an additional $56,000 in deferred compensation.

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

   The following table summarizes common shares reserved for future issuance at January 31, 2000:


     Convertible preferred stock...........................  27,087,826
     Convertible preferred stock warrants..................     403,591
     Common stock options..................................   5,203,715
     Employee stock purchase plan..........................     500,000
                                                             ----------
     Total common shares reserved for issuance.............  33,195,132
                                                             ==========

   Upon completion of the Offering, all of our outstanding preferred stock converted into 27,087,826 shares of common stock.

REVERSE STOCK SPLIT

   In January 2000, the Company completed a reincorporation in Delaware and a one for two reverse stock split of its common stock. In addition, immediately following the closing of the initial public offering, the certificate of incorporation was amended to authorize the issuance of up to 250,000,000 shares of common stock and 20,000,000 shares of preferred stock. Consequently, the common stock and stock option data throughout the financial statements and notes to the financial statements have been restated to reflect the stock split.

8. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Lightspan's deferred tax assets are shown below (in thousands):


                                                                         JANUARY 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
     Deferred tax assets:
       Net operating loss carryforwards ....................      $ 51,574       $ 44,925
       Capitalized research expenses .......................         2,753          2,119
       Research and development credits ....................         4,247          3,257
       Other ...............................................         3,979          1,467
                                                                  --------       --------
     Total deferred tax assets .............................        62,553         51,768
       Valuation allowance for deferred tax assets .........       (52,346)       (51,768)
                                                                  --------       --------
     Net deferred tax assets ...............................        10,207             --
                                                                  --------       --------
     Deferred tax liabilities:
       Acquired intangibles ................................       (10,207)            --
                                                                  --------       --------
     Net deferred tax assets ...............................      $     --       $     --
                                                                  ========       ========

   A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):


                                                                           YEARS ENDED JANUARY 31,
                                                                    --------------------------------------
                                                                      2000           1999           1998
                                                                    --------       --------       --------
     U.S. federal taxes at statutory rate ....................      $(18,945)      $(11,413)      $ (9,343)
                                                                      (3,843)        (2,014)        (1,649)
     State taxes, net of federal benefit
     Change in valuation allowance ...........................           578         12,543         12,164
     Other nondeductible expenses and
     expiration of net operating loss carryforwards, net .....        22,210            884         (1,172)
                                                                    --------       --------       --------
                                                                    $     --       $     --       $     --
                                                                    ========       ========       ========


   A valuation allowance has been recognized to offset the deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

   At January 31, 2000, Lightspan had federal and California net operating loss carryforwards of approximately $141,741,000 and $34,171,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalization of research expenses and limitations on net operating losses for California tax purposes. The federal tax loss carryforwards will begin expiring in 2008 unless previously utilized. Through January 31, 2000, California tax loss carryforwards of $2,150,000 have expired, and additional loss carryforwards will continue to expire in fiscal 2000. Lightspan also has federal and California research and development tax credit carryforwards of $3,263,000 and $1,515,000, respectively, which will begin expiring in 2008 unless previously utilized.

   Pursuant to Internal Revenue Code Section 382 and 383, the use of Lightspan's net operating loss and credit carryforwards could be limited in the event of a cumulative change in ownership of more than 50%.

9. RETIREMENT PLAN

   Lightspan has a 401(k) defined contribution savings and retirement plan (the "Retirement Plan"). The Retirement Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to 20% of base salary limited by the IRS imposed maximum. On January 1, 1999, Lightspan began matching 10% of employee contributions up to 4% of eligible compensation. Employer contributions were $44,000 and $3,000 for the years ended January 31, 2000 and 1999, respectively.

10. REPORTABLE SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

   Lightspan has three reportable segments: Lightspan Achieve Now, K-12 Internet and Higher Education. Revenues derived from the Lightspan Achieve Now segment typically include the sale of Lightspan Achieve Now software licenses, Sony PlayStation game consoles and related accessories, and implementation, training and support services. Revenues derived from the K-12 Internet segment primarily include subscription fees for The Lightspan Network.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

   Lightspan evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY LIGHTSPAN'S REPORTABLE SEGMENTS

   Lightspan's reportable segments are business units that offer different products and services.

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

   Upon the purchase of Academic, Lightspan created a new Higher Education segment, which is comprised solely of Academic. The assets and results of operations of Global Schoolhouse and Study Web, including the related amortization of intangible assets, are included in the K-12 Internet segment.

   The following information is for the Lightspan Achieve Now, K-12 Internet, and Higher Education segments (in thousands):



                                                                                 YEAR ENDED JANUARY 31, 1998
                                                             --------------------------------------------------------------------
                                                               LIGHTSPAN
                                                                ACHIEVE
                                                                  NEW           K-12 INTERNET      ELIMINATIONS      CONSOLIDATED
                                                             ------------       -------------      ------------      ------------
     Revenues from external customers .................      $     22,020       $         289      $         --      $     22,309
     Inter segment revenues ...........................                --                  --                --                --
     Interest income (expense), net ...................              (503)                (24)               --              (527)
     Depreciation and amortization ....................             1,629                   8                --             1,637
     Segment loss from operations .....................           (25,681)             (1,270)               --           (26,951)
     Segment assets ...................................            13,926                 154                --            14,080
     Other significant non cash items:
       Deferred stock compensation ....................                --                  --                --                --
       Amortization of deferred stock compensation ....                --                  --                --                --





                                                                                 YEAR ENDED JANUARY 31, 1999
                                                             --------------------------------------------------------------------
                                                               LIGHTSPAN
                                                                ACHIEVE
                                                                  NEW           K-12 INTERNET      ELIMINATIONS      CONSOLIDATED
                                                             ------------       -------------      ------------      ------------
     Revenues from external customers .................      $      9,846       $       1,024      $         --      $     10,870
     Inter segment revenues ...........................                --                  --                --                --
     Interest income (expense), net ...................               359                  58                --               417
     Depreciation and amortization ....................             1,297                  13                --             1,310
     Segment loss from operations .....................           (31,629)             (2,355)               --           (33,984)
     Segment assets ...................................            22,097                 469                --            22,566
     Other significant non cash items:
       Deferred stock compensation ....................               212                  --                --               212
       Amortization of deferred stock compensation ....                20                  --                --                20



                                                                                YEAR ENDED JANUARY 31, 2000
                                                        ---------------------------------------------------------------------------
                                                        LIGHTSPAN
                                                         ACHIEVE         K-12           HIGHER
                                                           NOW         INTERNET       EDUCATION      ELIMINATIONS     CONSOLIDATED
                                                        ---------      --------       ---------      ------------     ------------
     Revenues from external customers ............      $  12,915      $  1,791       $   2,210      $         --      $  16,916
     Inter segment revenues ......................             --            --              --                --             --
     Interest income (expense), net ..............            200           293             (14)               --            479
     Depreciation and amortization ...............          1,062            32             100                --          1,194
     Segment loss from operations ................        (34,628)      (14,487)         (7,085)               --        (56,200)
     Segment assets ..............................         53,758           776          47,898                --        102,432
     Other significant non cash items:
       Deferred stock compensation ...............          5,361         3,138             224                --          8,723
       Amortization of deferred stock compensation          2,299         1,350              55                --          3,704
       Amortization of intangible assets .........             --           538           4,437                --          4,975


11. LEGAL MATTERS

   In July 1996, a former employee (the "Plaintiff") commenced legal action against Lightspan, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, the Plaintiff and Lightspan entered into a settlement agreement and release, the terms of which are subject to confidentiality provisions, as defined by the agreement.

   During the year ended January 31, 1999, Lightspan recorded a charge of approximately $1.1 million for anticipated settlement and legal costs related to this case. During the year ended January 31, 2000, Lightspan recorded an additional charge of approximately $467,000 to cover the remaining additional costs pursuant to the settlement terms.

   As of January 31, 2000, Lightspan had paid approximately $958,000 in cash for legal and settlement costs related to this case. Lightspan paid the remaining settlement costs of $513,000 in February 2000. We expect to pay the remaining legal costs of $107,000 within the first quarter of fiscal 2001.

12.   OTHER BUSINESS DEVELOPMENTS

   In December 1999, Lightspan entered into a 50-month agreement with a platform provider expiring in February 2004. Based on the terms of the agreement, Lightspan uses the platform provider's software and service standard platform to enhance its own higher education programs. The terms of the agreement provide for an initial platform fee of $450,000, additional license fees, service fees and commissions on qualifying link sales. The initial fee of $450,000 relates to the amount of the required fees, based on 10% of qualifying revenues over the term of the agreement, beginning March 1, 2001. Lightspan is expensing the initial platform fee over the term of the agreement as qualifying revenues are recorded. To the extent that in any one year, certain qualifying revenues exceed $150,000, Lightspan is obligated to pay additional license fees of 10% of applicable revenues and expense such fees accordingly. Upon expiration, the agreement is subject to annual renewals.

   In January 2000, Lightspan agreed to pursue strategic initiatives with Cox Communications Holdings, Inc. Cox Communications is among the nation's largest broadband communications companies, serving more than 3.8 million customers in 18 locations. Cox Communications also provides a wide variety of services to schools in their cable communities through its "Cable in the Classroom" initiative which provides public schools with free basic cable service and learning guides. As part of the agreement, Cox Communications purchased $12.5 million of Lightspan common stock, or 1,041,667 shares, in a private placement that occurred concurrently with the Offering. Lightspan also granted Cox Communications a warrant to purchase 750,000 shares of common stock. The warrant will vest upon the achievement of various agreed-to strategic goals related to the proposed use of Lightspan Achieve Now and Lightspan.com products in trials by Cox Communications of cable offerings over digital set-top boxes.

   Lightspan has accounted for the warrants in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Specifically, the shares that could be issued pursuant to the warrant will be valued the earlier of a) the date at which a commitment for performance is reached or b) the date at which Cox Communication's performance is complete (the "measurement date").

   Lightspan believes that it is unlikely that a performance commitment, as described in EITF 96-18, will be reached until performance is complete. Therefore, the measurement date will be the date of completion of performance and accordingly, no expense has been recorded through January 31, 2000.

   Also, in January 2000, Gateway Companies, Inc. agreed to purchase $3.0 million of Lightspan common stock, or 250,000 shares, in a private placement that occurred concurrently with the Offering. This investment by Gateway was subject to the satisfaction of several conditions, including Lightspan jointly entering into an Internet sponsorship agreement (the "Site Sponsorship Agreement") whereby Gateway became a sponsor of Lightspan.com.

   In February 2000, Lightspan entered into the Site Sponsorship Agreement with Gateway, a one year agreement whereby Lightspan will promote the products and services of Gateway by providing certain online and offline exposure. In return, Gateway will pay an annual fee of $500,000; $125,000 paid within 30 days of execution of the agreement and the remaining paid thereafter in equal quarterly installments. The Site Sponsorship Agreement is extended beyond one year if certain online exposure requirements are not met and is renewable for an additional year by Gateway.