Form 10-K/A
period 2000-01-31
LIGHTSPAN INC
filed 2000-05-11
CIK 1097892

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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

Number of shares of registrant's common stock outstanding as of March 31, 2000:
44,220,515

                       DOCUMENTS INCORPORATED BY REFERENCE


Registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission on or before May 30, 2000 in connection with the Registrant's Annual Meeting of Stockholders to be held on June 28, 2000, is incorporated by reference into Part III of this Report.

                               INTRODUCTORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant on April 28, 2000, is being filed to amend the date of the Annual Meeting of Stockholders in Item 10 and to correct references to the name of a product sold by the Registrant in Items 1 and 7 and in the Registrant's Consolidated Financial Statements. The remainder of the document remains as previously filed.

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


   Lightspan Achieve Now's curriculum runs on both PlayStation(R) game consoles and MPEG-capable, Windows-based personal computers, though use at home is currently almost always on PlayStation game consoles. We plan to continue development of new titles to meet changing education trends and to refresh the product over time.


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


WE ARE HEAVILY DEPENDENT UPON OUR RELATIONSHIP WITH SONY COMPUTER ENTERTAINMENT INC., AND TERMINATION OF THAT RELATIONSHIP, SUPPLY SHORTAGES OF PLAYSTATION GAME CONSOLES FROM SONY COMPUTER ENTERTAINMENT INC. OR UNANTICIPATED CHANGES IN THE GAME CONSOLES COULD REDUCE OUR LIGHTSPAN ACHIEVE NOW SALES OR INCREASE RELATED EXPENSES.

   We are heavily dependent upon our relationship with Sony Computer Entertainment Inc., which supplies the PlayStation game console used by the students who use our Lightspan Achieve Now educational software at home. Without incurring significant additional expense, there currently is no readily available operating platform for broad implementation of Lightspan Achieve Now in the home other than the PlayStation game console. Sony Computer Entertainment Inc. has rights to terminate their agreement with us in various circumstances, including if it elects to stop producing the PlayStation game console. If our agreement is terminated, if the PlayStation game console loses popular appeal or if we are unable to obtain an adequate supply of PlayStation game consoles on a timely basis, our ability to sell our Lightspan Achieve Now curriculum will be reduced and we could incur significant additional expenses or lose substantial revenues.

   The next version of the PlayStation game console, the recently-announced PlayStation(R) 2 game console, is expected to be available in the United States in late 2000. If we are unable to enter into agreements to distribute the PlayStation 2 game console, our Lightspan Achieve Now operations will be disrupted and we could lose substantial revenues. Certain schools that are potential purchasers of Lightspan Achieve Now educational software may not want or be able to afford the PlayStation 2 game console if it is priced significantly higher than the original PlayStation game console. While we expect Lightspan Achieve Now to run on the PlayStation 2 game console, we may have to adapt our software to any changes in or new versions of the PlayStation game console that occur, which may require us to redirect significant financial and personnel resources from other development efforts. We may also experience disruption of supply of the original PlayStation game console as Sony Computer Entertainment Inc. balances its manufacturing capability between the original and PlayStation 2 game consoles. If we are unable to acquire PlayStation game consoles, our software license revenue may be deferred, as our revenue recognition policy requires that delivery of hardware along with the software is required before we can fully recognize software license revenue.


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


   We must manage our software development efforts to anticipate and adapt to changes in popular computer operating environments and other evolving technologies. For example, we are currently reviewing possibilities for migrating Academic Systems' CD-ROM-based educational software to an Internet-based product, and expect to devote significant financial resources to do so. Our curriculum-based educational software is currently delivered in CD-ROM format on PlayStation game consoles and on Windows-based personal computers. We will continue to evaluate other operating environments and computer platforms for our software products as they become available. We may decide from time to time to make our software products available in other operating environments or on other computer platforms and our efforts to do so may involve substantial costs that may not be offset by additional revenues or may delay our realization of revenues from these activities. Market acceptance of our software products and our operating results relating to their sale could also be worse than we expect if we are unable to anticipate and adapt to changes in computer platforms and other evolving technologies on a timely and cost-effective basis.


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

   We commenced operations in September 1993, and through June 1996 our activities consisted primarily of designing and developing Lightspan Achieve Now. In January 1996, we released our Lightspan Achieve Now curriculum for use on Windows-based personal computers. In the fall of that year, we released the product for use on the PlayStation game console. To supplement our product offerings, we introduced The Lightspan Network in January 1997 and we launched Lightspan PageOne in June 1999. We acquired Academic Systems and Global Schoolhouse in September 1999, and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999, and enhanced it with the Lightspan Learning Store in October 1999, and in February 2000, Your School Online and Your Class Online, the successor to Lightspan PageOne.


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


   Hardware Revenues. We derive hardware revenues from the sale of PlayStation game consoles and accessories. We recognize hardware revenues after a definitive purchase order has been received, the product has been shipped and collection of the sales price is considered probable. Substantially all of our Lightspan Achieve Now customers also purchase PlayStation game consoles. Our hardware revenues increased 4% to $6.3 million in fiscal 2000 from $6.1 million in fiscal 1999 due to an increase in the number of units we shipped, offset in part by a decrease in the average selling price of the PlayStation game console.


COST OF REVENUES


    Our cost of revenues include license costs, service costs and hardware costs. License costs represent costs for assembly, distribution and materials for CD-ROMs, packaging and print material costs, costs for third-party royalties and third-party content and costs for server and network fees. Service costs represent labor costs and overhead related to professional development personnel. Hardware costs represent costs for PlayStation game consoles and related accessories.


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


   Hardware Revenues. Our hardware revenues increased to $6.1 million in fiscal 1999 from $5.3 million in fiscal 1998. This 15% increase was due to increased sales of Lightspan Achieve Now licenses and hardware, partially offset by reductions in the cost of PlayStation game consoles to us that we passed through to our customers.


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


   Cost of Hardware Revenues. Our cost of hardware revenues increased to $5.0 million in fiscal 1999 from $4.7 million in fiscal 1998. This increase was due to increased Lightspan Achieve Now license sales, offset in large part by our transition to the PlayStation game console, a less expensive hardware platform than the hardware platforms that we had previously provided to our Lightspan Achieve Now customers, often at low or negative margins. Gross margin as a percentage of hardware revenues increased to 19% in fiscal 1999 from 10% in fiscal 1998. This increase was due to the transition to the higher-margin PlayStation game console platform.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   Information regarding our directors is incorporated by reference to the section entitled "Election of Directors" in the Lightspan, Inc. definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 28, 2000 (the "Proxy Statement"). Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers and Key Employees".


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

3       Filed with this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2000.


                                       Lightspan, Inc.

                                       By: /s/ CARL ZEIGER
                                           -------------------------------------
                                           Carl Zeiger,
                                           President, Chief Operating Officer
 May 10, 2000                              and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of May, 2000.

SIGNATURE                                          TITLE                            DATE
---------                                          -----                            ----
*                                   Chief Executive Officer and Chairman        May 10, 2000
-----------------------------       (Principal Executive Officer)
John T. Kernan

/s/ CARL ZEIGER                     President, Chief Operating                  May 10, 2000
-----------------------------
Carl Zeiger

*                                   Vice President of Finance                   May 10, 2000
-----------------------------       and Chief Financial Officer
 Kathleen R. McElwee                (Principal Financial and
                                    Accounting Officer)

*                                   Executive Vice President,                   May 10, 2000
-----------------------------       President of Academic Systems
John H. Brandon                     and Director

*                                   Director                                    May 10, 2000
-----------------------------
James W. Breyer

*                                   Director                                    May 10, 2000
-----------------------------
L. John Doerr

*                                   Director                                    May 10, 2000
-----------------------------
Jeffrey P. Sanderson

*                                   Director                                    May 10, 2000
-----------------------------
David D. Hiller

*                                   Director                                    May 10, 2000
-----------------------------
Bruce W. Ravenel

*                                   Director                                    May 10, 2000
-----------------------------
Barry J. Schiffman

                                    Director                                    May   , 2000
-----------------------------
Ronald A. Weinberg

*   By:  /s/ Carl Zeiger
         --------------------
         (Carl Zeiger)
         (Attorney-in-fact)

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

                                 LIGHTSPAN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY


   Lightspan, Inc. ("Lightspan") was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation(R) game console that the student uses to run the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use.


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


PlayStation(R) Game Consoles and Related Accessories


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

10. REPORTABLE SEGMENTS

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES


   Lightspan has three reportable segments: Lightspan Achieve Now, K-12 Internet and Higher Education. Revenues derived from the Lightspan Achieve Now segment typically include the sale of Lightspan Achieve Now software licenses, PlayStation game consoles and related accessories, and implementation, training and support services. Revenues derived from the K-12 Internet segment primarily include subscription fees for The Lightspan Network.


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