Form 10-Q
period 2000-04-30
LIGHTSPAN INC
filed 2000-06-14
CIK 1097892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended APRIL 30, 2000

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                                  COMMON STOCK
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Number of shares of registrant's common stock outstanding as of May 31, 2000:
44,243,785

                                 LIGHTSPAN, INC
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I......................................................................   2
    Item 1.   Consolidated Financial Statements.............................   2
    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Operating Results.........................................   10
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   18
PART II.....................................................................   18
    Item 1.   Legal Proceedings.............................................   18
    Item 2.   Changes in Securities and Use of  Proceeds....................   18
    Item 3.   Defaults Upon Senior Securities...............................   19
    Item 4.   Submission of Matters to a Vote of Security Holders...........   19
    Item 5.   Other Information.............................................   19
    Item 6.   Exhibits and Reports on Form 8-K..............................   19
Signatures..................................................................   20

PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 LIGHTSPAN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      APRIL 30,         JANUARY 31,
                                                                                        2000               2000
                                                                                   ------------         ---------
                                                                                    (UNAUDITED)           (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents ......................................................    $ 101,510         $   5,033
  Short-term investments .........................................................       14,306            16,132
  Accounts receivable, less allowance for doubtful accounts of
   $678 and $651 at April 30, 2000 and January 31, 2000, respectively.............       12,134            15,683
  Finished goods inventory .......................................................        1,810             1,116
  Deferred cost of revenue .......................................................          371             8,709
  Other current assets ...........................................................        1,699             2,306
                                                                                      ---------         ---------
         Total current assets ....................................................      131,830            48,979
Property and equipment, net ......................................................        3,639             3,254
Deposits and other assets ........................................................          865               591
Intangible assets, net ...........................................................       45,865            49,608
                                                                                      ---------         ---------
         Total assets ............................................................    $ 182,199         $ 102,432
                                                                                      =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................    $   2,407         $   4,677
  Accrued liabilities ............................................................        5,073             9,139
  Acquisition consideration payable ..............................................           --             5,341
  Deferred revenue -- Achieve Now ................................................        2,048            48,110
  Deferred revenue -- services and other .........................................        6,897             7,022
  Current portion of note payable and capital lease obligations ..................          500               684
                                                                                      ---------         ---------
         Total current liabilities ...............................................       16,925            74,973
Deferred rent ....................................................................          318               322
Capital lease obligations, less current portion ..................................          333               443
Commitments
Stockholders' equity:
  Preferred stock, par value $0.001:
    Authorized shares -- 20,000,000
    No shares issued and outstanding .............................................           --                --
  Convertible preferred stock, par value $0.001:
    Authorized shares -- 0 and 61,793,074 at April 30, 2000 and January 31,
      2000, respectively
    Issued and outstanding shares -- 0 and 52,230,915 at April 30, 2000 and
      January 31, 2000, respectively
    Aggregate liquidation preference -- $0 and
      $194,935 at April 30, 2000 and January 31, 2000, respectively ............             --                52
  Common stock, par value $0.001:
    Authorized shares -- 250,000,000
    Issued and outstanding shares -- 44,239,389 and
      4,764,167 at April 30, 2000 and January 31, 2000, respectively .............           44                 5
  Additional paid-in capital .....................................................      345,532           209,740
  Deferred advertising expense ...................................................         (400)             (400)
  Deferred compensation ..........................................................       (4,231)           (5,211)
  Accumulated other comprehensive loss ...........................................          (22)               --
  Accumulated deficit ............................................................     (176,300)         (177,492)
                                                                                      ---------         ---------
         Total stockholders' equity ..............................................      164,623            26,694
                                                                                      ---------         ---------
         Total liabilities and stockholders' equity ..............................    $ 182,199         $ 102,432
                                                                                      =========         =========


Note: The balance sheet at January 31, 2000, was derived from the audited financial statements at that date but does not include all the footnotes and other disclosure requirements required by generally accepted accounting principles.



                             See accompanying notes.

                                 LIGHTSPAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED APRIL 30,
                                                                ----------------------------
                                                                    2000             1999
                                                                  --------         -------
Revenues:
  Software licenses ......................................        $ 52,200         $    --
  Internet licenses ......................................             723             410
  Services ...............................................           2,174           1,222
  Hardware ...............................................           1,153           1,003
  Other ..................................................             159              --
                                                                  --------         -------
          Total revenues .................................          56,409           2,635
Cost of revenues:
  Software licenses ......................................           9,525              --
  Internet licenses ......................................             305             137
  Services ...............................................             909             604
  Hardware ...............................................             902             833
                                                                  --------         -------
          Total cost of revenues .........................          11,641           1,574
                                                                  --------         -------
Gross profit .............................................          44,768           1,061

Operating expenses:
  Technology and development .............................           5,134           2,078
  Sales and marketing ....................................          17,004           6,148
  General and administrative .............................           2,230             904
  Stock-based compensation ...............................             901             397
  Amortization of intangible assets ......................           3,339              --
                                                                  --------         -------
          Total operating expenses .......................          28,608           9,527
                                                                  --------         -------
Income (loss) from operations ............................          16,160          (8,466)
Interest income ..........................................           1,553              42
Interest expense .........................................             (15)            (38)
                                                                  --------         -------
Net income (loss) ........................................        $ 17,698         $(8,462)
Preferred stock dividend .................................          16,506              --
                                                                  --------         -------
Net income (loss) attributable to common stockholders ....        $  1,192         $(8,462)
                                                                  ========         =======
Net income (loss) per share:
  Basic and diluted ......................................        $   0.03         $ (2.32)
                                                                  ========         =======

  Weighted average shares -- basic .......................          39,527           3,646
                                                                  ========         =======

  Weighted average shares -- diluted .....................          45,466           3,646
                                                                  ========         =======



                             See accompanying notes.

                                 LIGHTSPAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED APRIL 30,
                                                                               ----------------------------
                                                                                  2000             1999
                                                                                ---------         -------
OPERATING ACTIVITIES:
   Net income (loss) ...................................................        $  17,698         $(8,462)
   Adjustments to reconcile net  income (loss) to net cash
      used in operating activities:
       Depreciation and amortization ...................................              361             289
       Provision for doubtful accounts .................................               27              25
       Amortization of intangible assets ...............................            3,339              --
       Amortization of deferred stock-based compensation ...............              901             397
       Changes in operating assets and liabilities:
           Accounts receivable .........................................            3,926           1,566
           Inventory ...................................................             (694)            215
           Deferred cost of revenue ....................................            8,338            (651)
           Deposits and other assets ...................................              333             (30)
           Accounts payable ............................................           (2,270)           (327)
           Deferred revenue ............................................          (46,187)          3,351
           Accrued liabilities .........................................           (4,071)           (559)
                                                                                ---------         -------
         Net cash flows used in operating activities ...................          (18,299)         (4,186)
INVESTING ACTIVITIES:
   Purchase of short-term investments ..................................           (7,965)             --
   Maturities of short-term investments ................................            9,769              --
   Purchase of property and equipment ..................................             (746)           (233)
                                                                                ---------         -------
         Net cash flows provided by (used in) investing activities .....            1,058            (233)
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..............................          113,400              --
   Proceeds from  capital leases .......................................               --              87
   Principal repayments on capital leases ..............................             (122)           (233)
   Principal repayments on notes payable ...............................             (172)             --
   Net proceeds from exercise of stock options .........................              612              49
                                                                                ---------         -------
         Net cash flows provided by (used in) financing activities .....          113,718             (97)
                                                                                ---------         -------
   Increase (decrease) in cash and cash equivalents ....................           96,477          (4,516)
   Cash and cash equivalents at beginning of period ....................            5,033           7,143
                                                                                ---------         -------
   Cash and cash equivalents at end of period ..........................        $ 101,510         $ 2,627
                                                                                =========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid .......................................................        $      15         $    38
                                                                                =========         =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Deferred stock-based compensation ...................................        $     (79)        $ 2,247
                                                                                =========         =======

   Conversion of convertible preferred stock into common stock .........        $      52
                                                                                =========

   Issuance of common stock related to the acquisition of
      Academic .........................................................        $   5,340
                                                                                =========

   Issuance of common stock as preferred stock dividend ................        $  16,506
                                                                                =========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements, which include the accounts of Lightspan, Inc. ("Lightspan" or the "Company") and its wholly owned subsidiary, Academic Systems Corporation ("Academic"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended April 30, 2000 or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

ORGANIZATION AND BUSINESS ACTIVITY

   Lightspan was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc., completed a reincorporation in Delaware in January 2000 and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation(R) game console that the student uses to run the program at home throughout the school year. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use.

REVENUE RECOGNITION

   Lightspan derives its revenues from the licensing of software, product implementation and training services, customer support services, Internet subscriptions, the sale of the PlayStation game console and accessories, and site sponsorships.

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

Software Licenses

   Lightspan sells its Lightspan Achieve Now licenses for use on both the PlayStation game console and MPEG-capable, Windows-based personal computers (a "PC platform") -- and in three distinct grade clusters -- grades K through 2; grades 3 through 4; and grades 5 through 8. Each grade cluster includes 32 to 36 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. There are a total of 77 separate titles planned, some of which are included in more than one grade cluster. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be "completed", and considers titles still in the development cycle to be "as-yet uncompleted". As of April 30, 2000, all 77 Lightspan Achieve Now titles used on the PlayStation game console for each grade cluster and all titles used on a PC platform in the K through 2 grade cluster had been completed and shipped. For the grades 3 through 4 and grades 5 through 8 grade clusters used on a PC platform, 69 of the 77 planned titles had been completed and shipped, with eight of the planned titles as-yet uncompleted.

   While Lightspan is under no contractual obligation to deliver any as-yet uncompleted titles to its customers, it does intend to deliver the remaining titles on a when-and-if available basis. As of April 30, 2000, these remaining titles are expected to be delivered by July 31, 2000.

   Prior to fiscal year 1999, Lightspan recognized revenue under AICPA Statement of Position, ("SOP"), 91-1, Software Revenue Recognition. Under SOP 91-1, Lightspan recognized the full sales value of Lightspan Achieve Now software licenses, including both completed and as-yet uncompleted titles, upon shipment of the then-completed titles provided that there were no contractual performance obligations to deliver the uncompleted titles and the collection of the related receivable was deemed probable. While Lightspan had an intention to eventually deliver a number of as-yet uncompleted titles to its customers, the final composition of such titles was evolving and therefore customers were not provided with specific information as to the final collection or delivery schedule of titles to be provided. Lightspan accrued the production costs associated with the as-yet uncompleted titles in the period in which the revenue was recognized, and included these costs in the cost of software license revenues and on the balance sheet as accrued cost of revenues.

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

   On February 1, 1998, Lightspan adopted the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. Under SOP 97-2, Lightspan recognizes software license revenue when (i) an agreement has been executed or a definitive purchase order has been received; (ii) the product has been shipped or services have been performed; (iii) the fee has become fixed and determinable; (iv) the collection of the fee is considered probable; (v) the related hardware, if applicable, has been shipped and (vi) when all titles for a given grade cluster have been delivered to its customers. In early 1998, Lightspan began providing customers with a specific list of titles which were planned to be eventually provided to the customers, as well as the projected delivery dates for these titles. Under SOP 97-2, Lightspan defers all revenue recognition for Lightspan Achieve Now licenses, since objective fair values of individual as-yet uncompleted titles cannot be determined and used to allocate the license fee to the individual titles as they are shipped.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The Company is required to adopt SAB 101 for fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company currently recognizes revenue in compliance with SAB 101 and does not expect the adoption to have a material effect on the Company's financial position and results of operation.

   As of April 30, 2000, the Company completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $46,447,000 of revenue previously deferred, pursuant to SOP 97-2. During the three months ended April 30, 2000, the Company also deferred revenue of $380,000 relating to the shipment of Lightspan Achieve Now licenses in the as-yet uncompleted grades 3 through 4 and grades 5 through 8 grade clusters used on a PC platform. The Company will do the same for any subsequent quarter until shipment of the final planned titles in the license to be provided for that grade cluster has occurred. The Company expects to ship the final planned titles to be provided to all existing customers for no additional charge by July 31, 2000.

   Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As Lightspan is not contractually obligated to provide further service after delivery of the license, Lightspan recognizes the full sales value of Academic license revenue upon completion of the above criteria defined by SOP 97-2.

   Historically, Lightspan has not experienced customer cancellations, forfeitures or discontinuations of licenses.

2.  INITIAL PUBLIC OFFERING

   On February 15, 2000, Lightspan completed its initial public offering (the "Offering") of 7,500,000 shares of common stock at $12 per share. Lightspan also issued 2,125,000 shares at the same price in private placements that occurred concurrently with the Offering. In March 2000, the underwriters exercised a portion of their overallotment option and purchased 655,150 additional shares at the Offering price. Total proceeds as a result of the Offering, private placements and overallotment exercise after deducting the underwriting discount and commissions, offering expenses and financial advisory fees relating to the private placements was approximately $113.4 million.

   Upon completion of the Offering, all outstanding preferred stock converted, at the then effective conversion price, into 27,087,810 shares of common stock and all outstanding warrants to purchase preferred stock converted into warrants to purchase shares of common stock.

3.  STOCKHOLDERS' EQUITY

   Upon the sale of Lightspan's common stock in the Offering, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock. As a result, on February 15, 2000, Lightspan accounted for the intrinsic value of the Springing Warrants by charging accumulated deficit an additional $16,506,000 and increasing the carrying amount of common stock by a corresponding amount.

   Basic earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants and the common shares issuable upon conversion of preferred stock upon Lightspan's initial public offering, determined on an if-converted basis, as follows (in thousands):

                                            THREE MONTHS ENDED APRIL 30,
                                            ----------------------------
                                                2000            1999
                                               -----            ----
Employee stock options ............            2,556              --
Warrants ..........................              189              --
Convertible preferred stock .......            3,194              --
                                               -----            ----
  Total dilutive shares ...........            5,939              --
                                               =====            ====

   Options outstanding during the three months ended April 30, 2000 to purchase approximately 109,000 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would be anti-dilutive. Diluted shares issuable upon exercise of outstanding stock options and inclusion of additional common shares assuming the conversion of the convertible preferred stock for the three months ended April 30, 1999 were excluded as they were anti-dilutive because of the net loss during that period.

   Subsequent to September 20, 1999, the date the Academic acquisition was consummated, Lightspan agreed to issue additional consideration in the amount of $5,340,075, representing 1,068,015 shares of Series E preferred stock (which converted into 534,008 shares of common stock upon completion of the Offering), to certain Academic stockholders. Lightspan recorded this amount as a liability at January 31, 2000. In March 2000, Lightspan issued these shares to such stockholders.

4.  COMPREHENSIVE INCOME (LOSS)

   For the three months ended April 30, 2000 and 1999, comprehensive income
(loss) was $1,170,000 and ($8,462,000), respectively. The difference between net income and comprehensive income for the three months ended April 30, 2000 was due to net unrealized losses on available-for-sale securities of $22,000. There were no net unrealized holding losses for the three months ended April 30, 1999.

5.  LINE OF CREDIT AND LEASE FINANCING

   Lightspan had a revolving line of credit with a bank which allowed Lightspan to borrow up to a maximum of the lesser of (a) 75% of eligible accounts receivable (as defined) or (b) $10,000,000 with interest at the bank's prime rate plus 1.5%. The line of credit was collateralized by substantially all of Lightspan's assets and expired in April 2000. Lightspan is currently evaluating future lines of credit.

   In April 1999, Lightspan entered into a $1.0 million capital lease with a financial institution. Under the agreement, which expires September 2000, Lightspan finances the purchase of substantially all capital equipment at an 8.8% interest rate, with payments due over a 42-month period and a purchase option at the end of the lease term. As of April 30, 2000, $736,000 was available for future borrowing under this agreement.

   In connection with the acquisition of Academic, Lightspan assumed a note payable bearing interest at the bank's prime rate plus 0.5%. Lightspan paid in full the remaining principal balance of $172,000 with the proceeds from the Offering in February 2000.

6.  REPORTABLE SEGMENTS

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

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

   Lightspan has three reportable segments: Lightspan Achieve Now, K-12 Internet and Higher Education. Revenues derived from the Lightspan Achieve Now segment typically include the sale of Lightspan Achieve Now software licenses, the PlayStation game console and related accessories, and implementation, training and support services. Revenues derived from the K-12 Internet segment include subscription fees for The Lightspan Network and sponsorship revenue from Lightspan.com. Revenues derived from the Higher Education segment, comprised solely of Academic which was acquired in September 2000, include the sale of curriculum products licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

   Lightspan evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2000 Annual Report on Form 10-K.

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

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

     The assets and results of operations of Global Schoolhouse and Study Web, including the related amortization of intangible assets, are included in the K-12 Internet segment. The following information is for the Lightspan Achieve Now, K-12 Internet, and Higher Education segments (in thousands):

                                                                                    THREE MONTHS ENDED APRIL 30, 1999
                                                            --------------------------------------------------------------------
                                                            LIGHTSPAN
                                                             ACHIEVE           K-12        HIGHER
                                                               NOW          INTERNET      EDUCATION  ELIMINATIONS   CONSOLIDATED
                                                            ---------       --------      ---------  ------------   ------------
Revenues from external customers ...................        $  2,225         $   410         $--        $--           $ 2,635
Inter segment revenues .............................              --              --          --         --                --
Interest income, net ...............................               3               1          --         --                 4
Depreciation and amortization ......................             288               1          --         --               289
Segment loss from operations .......................          (6,959)         (1,507)         --         --            (8,466)
Segment assets .....................................          16,223             559          --         --            16,782
Other significant non cash items:
  Deferred stock compensation ......................           1,257             990          --         --             2,247
  Amortization of deferred stock compensation ......             247             150          --         --               397
  Amortization of intangible assets ................              --              --          --         --                --


                                                                                THREE MONTHS ENDED APRIL 30, 2000
                                                            ------------------------------------------------------------------
                                                            LIGHTSPAN
                                                              ACHIEVE          K-12        HIGHER
                                                               NOW           INTERNET     EDUCATION  ELIMINATIONS  CONSOLIDATED
                                                           ----------        --------     ---------  ------------  ------------
Revenues from external customers ...................        $ 54,400         $   882         $1,127      $--        $ 56,409
Inter segment revenues .............................              --              --             --       --              --
Interest income (expense), net .....................           1,372             169             (3)      --           1,538
Depreciation and amortization ......................             266              18             77       --             361
Segment income (loss) from operations ..............          32,983         (11,126)        (5,697)      --          16,160
Segment assets .....................................         137,417           5,140         39,642       --         182,199
Other significant non cash items:
  Deferred stock compensation ......................             (89)             16             (6)      --             (79)
  Amortization of deferred stock compensation ......             531             341             29       --             901
  Amortization of intangible assets ................              --             381          2,958       --           3,339


7.  LEGAL MATTERS

   In July 1996, a former employee (the "Plaintiff") commenced legal action against Lightspan, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, the Plaintiff and Lightspan entered into a settlement agreement and release, the terms of which are subject to confidentiality provisions. In the three months ended April 30, 2000, Lightspan paid the remaining settlement costs and legal fees of approximately $620,000 for a total of $1,578,000 in legal and settlement costs related to this case.

8.  SUBSEQUENT EVENT

    On May 24, 2000, Lightspan entered into an agreement to acquire Edutest, Inc., a provider of Internet-based educational testing and assessment products. The acquisition is expected to add valuable products to Lightspan's line of Internet-based solutions for the K-12 market and to further Lightspan's commitment to improve achievement for all students.

   Edutest offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district level, the school level, and the classroom level for teachers and students.

   Under the terms of the agreement, shareholders of Edutest could receive a combination of cash and common shares of Lightspan with a value of up to $15.7 million. The aggregate value to be received by Edutest shareholders at closing will be approximately $2.2 million in cash and $9.0 million in stock, with a potential for up to an additional $4.5 million in stock over the subsequent 18 months. The transaction will be accounted for under the purchase method.

   On May 26, 2000, Lightspan acquired LearningPlanet.com, a popular education Web destination for kids and their parents. The acquisition will augment the extensive collection of preschool through high school curriculum-based learning activities already available in Lightspan's Internet products and services. LearningPlanet.com features creative and instructional learning activities in mathematics and language arts. Launched in June 1999, LearningPlanet.com has focused on creating activities for kids that are both entertaining and educational. The transaction was structured as an asset purchase, with Lightspan acquiring the LearningPlanet.com Web site and related technology and assets in exchange for a combination of up to $450,000 in Lightspan common stock and cash.

9.  RECENT PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board, ("FASB"), issued FASB Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the results of operations or financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

    This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2000 contained in the our 2000 Annual Report on Form 10-K.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in this section, "Liquidity and Capital Resources," and in our 2000 Annual Report on Form 10-K.

OVERVIEW

    We were founded in 1993 on the philosophy of using technology to increase student achievement by connecting the school to the home. We develop, market and sell curriculum-based educational software and Internet products and services used both in school and at home. Our curriculum-based educational software consists of our Lightspan Achieve Now and Academic software. Lightspan Achieve Now is our media-rich, interactive CD-ROM-based software for students in kindergarten through eighth grade that covers the core curriculum of language arts, reading and math. Its technology, delivery system and content help increase student interest in learning, parental involvement in their children's education, and productive interaction among teachers, parents and students. Our Academic software is also CD-ROM-based and serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. We offer the following integrated family of Internet products and services through our Web site, Lightspan.com:

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

   We commenced operations in September 1993, and through June 1996 our activities consisted primarily of designing and developing Lightspan Achieve Now. In January 1996, we released our Lightspan Achieve Now curriculum for use on Windows-based personal computers. In the fall of that year, we released the product for use on the PlayStation game console. To supplement our product offerings, we introduced The Lightspan Network in January 1997 and we launched Lightspan PageOne in June 1999. We acquired Academic and Global Schoolhouse in September 1999, and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999, and enhanced it in October 1999 with the Lightspan Learning Store and in February 2000, with Your School Online and Your Class Online, the successor to Lightspan PageOne.

REVENUE RECOGNITION

   Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the "Notes to Consolidated Financial Statements", which caused a substantial change in our revenue recognition for Lightspan Achieve Now licenses. Under SOP 97-2, we are unable to recognize any Lightspan Achieve Now license fees as revenue until we ship the final title which we plan to provide to all existing customers for no additional charge. Therefore, we have deferred revenue recognition for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. Through April 30, 2000, we completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $46.4 million of revenue previously deferred.

   During the three months ended April 30, 2000, we also deferred $0.4 million of revenue related to the shipment of Lightspan Achieve Now licenses in the as-yet uncompleted grades 3 through 4 and grades 5 through 8 grade clusters used on a PC platform. We will do the same for any subsequent quarter until we have shipped the final titles in the license to be provided for that grade cluster. By July 31, 2000, we expect to ship the final title to be provided to all existing customers for no additional charge. This will result in the recognition of the remaining deferred revenue balance, and the related deferred cost of revenue, at that time.

   To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the quarter ended April 30, 2000, we recognized $8.4 million in cost of license revenue when we recognized the related $46.4 million in revenue.

   The following table shows the activity in license revenue and cost of license revenue deferred pursuant to SOP 97-2 as of April 30, 2000 and 1999 (in thousands):

                                                              THREE MONTHS ENDED
                                                                   APRIL 30,
                                                            ------------------------
                                                              2000            1999
                                                            --------         -------
DEFERRED LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ................................        $ 48,110         $20,717
  Deferred during the period .......................             384           3,578
  Recognized during the period .....................         (46,446)             --
                                                            --------         -------
    Ending balance .................................        $  2,048         $24,295
                                                            ========         =======
DEFERRED COST OF LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ................................        $  8,709         $ 3,555
  Deferred during the period .......................              70             651
  Recognized during the period .....................          (8,408)             --
                                                            --------         -------
    Ending balance .................................        $    371         $ 4,206
                                                            ========         =======

   We expect to recognize the remaining deferred license revenue of $2.0 million and deferred cost of license revenue of $0.4 million in the quarter ending July 31, 2000. We will incur additional marginal costs in those quarters to reproduce and distribute the as-yet uncompleted titles at April 30, 2000.

RESULTS OF OPERATIONS

   Operating Losses. We have incurred significant losses since our inception and, as of April 30, 2000, have an accumulated deficit of approximately $176.3 million. We expect to continue to incur substantial operating losses for the foreseeable future. In the current quarter, we completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, recognizing $46.4 million in previously deferred revenue pursuant to SOP 97-2, resulting in an operating profit of $16.2 million. The operating results in this quarter are not indicative of our underlying business in this quarter, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for that matter any future years.

COMPARISON OF THREE MONTHS ENDED APRIL 30, 2000 AND 1999

REVENUES

   We generate software and Internet license revenue, service revenue, hardware revenue and other revenue. Our total revenues increased to $56.4 million for the three months ended April 30, 2000 from $2.6 million for the three months ended April 30, 1999. This was due to an increase of $52.5 million primarily as a result of the recognition of $46.4 million in revenue previously deferred, and increases of $1.0 million in service revenue, $0.1 million in hardware revenue and $0.2 million in other revenue, as described below.

   License Revenues. We derive license revenues from the sale of Lightspan Achieve Now licenses, Academic licenses and subscriptions for The Lightspan Network. We recognize revenue from Lightspan Achieve Now licenses and Academic licenses after: a license agreement has been executed or a definitive purchase order has been received; the product has been shipped; the license fee has become fixed and determinable; the collection of the fee is considered probable; and the related hardware, if applicable, has been shipped.

   In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, we allocate the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to us. The objective evidence for each element is based on the respective list prices of each element when sold or offered for sale separately. Historically, we have not experienced customer cancellations, forfeitures or discontinuations of licenses. Our revenues from sales of Lightspan Achieve Now consist of license, service and hardware revenues, although since February 1, 1998 we have deferred recognition of certain license revenues, as described above in "Revenue Recognition".

   Our total license revenues grew to $52.9 million for the three months ended April 30, 2000 from $0.4 million for the three months ended April 30, 1999. The majority of the increase related to our recognition of $46.4 million of Lightspan Achieve Now revenue previously deferred pursuant to SOP 97-2, the recognition of $4.6 million in Lightspan Achieve Now licenses shipped in the three months ended April 30, 2000 and $1.1 million in revenue from Academic licenses.

   Due to our adoption of SOP 97-2 on February 1, 1998, we did not record any license revenues related to Lightspan Achieve Now in fiscal 2000 or 1999. In the quarter ended April 30, 2000, we completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $46.4 million of revenue previously deferred, pursuant to SOP 97-2. During the three months ended April 30, 2000, we also shipped Lightspan Achieve Now licenses in the amount of $5.0 million, $0.4 million of which we deferred pursuant to SOP 97-2. This represented a 40% increase over $3.6 million in shipments which were entirely deferred for the three months ended April 30, 1999. This increase was due to increased sales and marketing efforts, continued market acceptance of our products and expansion of our existing customer base.

   License revenues also increased due to $1.1 million in revenue from Academic licenses. Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As we are not contractually obligated to provide further service after delivery of the license, we recognize the full sales value of Academic license revenue upon completion of the above criteria defined by SOP 97-2.

   Our revenues from subscription fees for The Lightspan Network increased to $0.7 million from $0.4 million, an increase of 76% due primarily to an increase in the number of subscribers to The Lightspan Network. We recognize revenue from subscriptions to The Lightspan Network ratably over the term of the subscription agreement. Subscription licenses are for a one-year term, and are paid in advance. Amounts received in excess of revenue that is recognized are recorded as deferred revenue.

   Service Revenues. Our service revenues increased 78% to $2.2 million for the three months ended April 30, 2000 from $1.2 million for the three months ended April 30, 1999 due primarily to an increase in sales of Lightspan Achieve Now licenses. We derive service revenues from implementation services and training for our Lightspan Achieve Now curriculum that is provided by our professional development team and, to a lesser extent, from telephone support and maintenance. All customers that purchase our Lightspan Achieve Now curriculum also purchase service and support. This service and support are paid for in advance and initially recorded as deferred revenues. Service revenues are recognized when services are performed, in accordance with the standard implementation, training, service, and evaluation plans that we establish for the customer. Revenues from telephone support and maintenance arrangements are recognized ratably over the one-year term of the support and maintenance agreement.

   Hardware Revenues. Our hardware revenues increased 15% to $1.2 million for the three months ended April 30, 2000 from $1.0 million for three months ended April 30, 1999. This was due to an increase in the number of units we shipped, offset in part by a decrease in the average selling price of the PlayStation game console. We derive hardware revenues from the sale of the PlayStation game console and accessories. We recognize hardware revenues after a definitive purchase order has been received, the product has been shipped and collection of the sales price is considered probable. Substantially all of our Lightspan Achieve Now customers also purchase the PlayStation game console.

    Other Revenues. Other revenue for the three months ended April 30, 2000 was $0.2 million. We derive other revenues primarily from site sponsorship agreements, which began in February 2000, whereby we provide certain online exposure by promoting the products and services of site sponsors on our Lightspan.com Web site. We also provide other offline exposure such as providing name or logo placement on selected Lightspan.com consumer and trade advertising and giving site sponsorship credits at technology and education trade shows we participate in throughout the term of the agreement. We recognize site sponsorship revenue over the term the services are provided.

COST OF REVENUES

    Our cost of revenues include license costs, service costs and hardware costs. License costs represent costs for assembly, distribution and materials for CD-ROMs, packaging and print material costs, costs for third-party royalties and third-party content and costs for server and network fees. Service costs represent labor costs and overhead related to professional development personnel. Hardware costs represent costs for the PlayStation game console and related accessories.

   Our cost of revenues increased to $11.6 million for the three months ended April 30, 2000 from $1.6 million for the three months ended April 30, 1999. This was due to an increase of $9.7 million in cost of license revenue resulting primarily from recognition of cost of revenue previously deferred, an increase of $0.3 million in cost of service revenue and an increase of $0.1 million in cost of hardware revenue. Gross margin as a percentage of total revenues was 79% and 40% for the three months ended April 30, 2000 and 1999, respectively.

   Cost of License Revenues. Our cost of license revenues increased to $9.8 million for the three months ended April 30, 2000 from $0.1 million for the three months ended April 30, 1999. This was due primarily to the recognition of $8.4 million in cost of Lightspan Achieve Now license revenue previously deferred, an increase of $0.7 million in Lightspan Achieve Now cost of licenses shipped in the three months ended April 30, 2000, a $0.4 million increase due to Academic cost of revenue and a $0.2 million increase in cost of revenues for subscriptions to The Lightspan Network.

   Because we deferred all revenue related to shipments of Lightspan Achieve Now in both fiscal 2000 and 1999, we also deferred the related cost of revenue. In the quarter ended April 30, 2000, we completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $8.4 million in cost of licenses previously deferred, pursuant to SOP 97-2. During the three months ended April 30, 2000, we also shipped Lightspan Achieve Now licenses, representing $0.8 million in cost of revenue, prior to deferral of $0.1 million related to the as-yet uncompleted titles. This represents a 19% increase over $0.7 million in shipments which were entirely deferred for the three months ended April 30, 1999. Gross margin on deferred and recognized Lightspan Achieve Now license revenues and cost of license revenues increased to 84% from 82% due to a decrease in the cost of materials for CD-ROMs for the three months ended April 30, 2000 compared to the three months ended April 30, 1999.

   Our cost of revenues for Academic licenses was $0.4 million. Gross margin for Academic as a percentage of license revenues was 64%. Our cost of revenues for subscriptions to The Lightspan Network increased to $0.3 million from $0.1 million, an increase of 123%. This growth was due primarily to an increase in third-party content fees driven by an increase in subscriptions. Gross margin as a percentage of subscription fee revenues from The Lightspan Network decreased to 58% from 66%. This decrease was primarily due to additional network and server costs.

   Cost of Service Revenues. Our cost of service revenues increased 50% to $0.9 million for the three months ended April 30, 2000 from $0.6 million for the three months ended April 30, 1999. This increase was primarily due to an increase in professional services and support personnel to accommodate the growth in sales of Lightspan Achieve Now licenses and related services. Gross margin as a percentage of service revenues increased to 58% from 51% due primarily to our service revenues increasing at a greater rate than our fixed professional development costs.

   Cost of Hardware Revenues. Our cost of hardware revenues increased to $0.9 million for the three months ended April 30, 2000 from $0.8 million for the three months ended April 30, 1999 due primarily to an increase in hardware revenue. Gross margin as a percentage of hardware revenues increased to 22% from 17% due to a decrease in the cost of the PlayStation game console accessories for the three months ended April 30, 2000 compared to the three months ended April 30, 1999.

EXPENSES

   Technology and Development. Our technology and development expenses increased to $5.1 million for the three months ended April 30, 2000 from $2.1 million for the three months ended April 30, 1999, an increase of 147%. This was due to our hiring of additional personnel and related costs for Web site design and development of our Internet business as we expanded our Internet offerings, and the addition of Academic technology and development expense of $1.0 million. This increase also resulted from a reduction in development personnel and related costs that occurred throughout the three months ended April 30, 1999 following completion of initial design and development of substantially all of our Lightspan Achieve Now titles.

   Our technology and development costs consist primarily of payroll and related costs for design, art, production, development, maintenance and testing of our Lightspan Achieve Now curriculum and for performing Web site design, development and testing which are properly expensed as incurred pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We regularly evaluate these expenses under SOP 98-1 in order to determine their proper treatment. We believe that continued investment in Web site development is critical to attain our strategic objectives and therefore anticipate that Web site development expenses will increase significantly in future periods.

   Sales and Marketing. Our sales and marketing expenses increased to $17.0 million for the three months ended April 30, 2000 from $6.1 million for the three months ended April 30, 1999, an increase of 177%. This was due to an increase in marketing personnel and marketing and promotional activities particularly in connection with the launch of Lightspan.com and the related $5.0 million television campaign, the continued promotion of Lightspan Achieve Now and the addition of Academic sales and marketing expense of $2.2 million.

   Our sales and marketing expenses consist primarily of salaries, commissions, bonuses, related payroll and travel costs, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We expect that sales and marketing expenses will increase significantly in future periods and we intend to continue to pursue aggressive branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets. We expect that many of these activities will be directed toward the target users and markets for our Internet products and services.

   General and Administrative. Our general and administrative expenses increased to $2.2 million for the three months ended April 30, 2000 from $0.9 million for the three months ended April 30, 1999, an increase of 147%. This increase was due primarily to increased personnel and related costs resulting from our increased infrastructure, increased corporate expenses associated with being a public company including legal and accounting fees and $0.3 million in expenses from Academic.

   Our general and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional services expenses and other general corporate expenses. We expect that general and administrative expenses will increase as our business grows and we expand our staff, increase our infrastructure and incur costs associated with being a public company.

   Stock-Based Compensation. By the three months ended April 30, 2000 and 1999, we had recorded $8.9 million and $2.5 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share deemed to be below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. The amortization of deferred stock-based compensation expense was approximately $0.9 million and $0.4 million for the three months ended April 30, 2000 and 1999, respectively. As of April 30, 2000, there was approximately $4.2 million to be amortized in future periods.

   Amortization of Intangible Assets. In connection with the acquisitions of Academic, Global Schoolhouse and StudyWeb in the third quarter of fiscal 2000, we recorded intangible assets totaling an aggregate of approximately $54.2 million, including goodwill of $28.4 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of intangible assets totaled $3.3 million for the three months ended April 30, 2000. We expect to record annual amortization expense related to these acquisitions of approximately $13.5 million for each of fiscal years 2001 and 2002, $13.0 million for fiscal 2003, $7.6 million for fiscal 2004, $0.3 million for each fiscal year from 2005 through 2009 and approximately $0.2 million for fiscal 2010.

   Interest Income (Expense). Our net interest income was $1.5 million for the three months ended April 30, 2000 as a result of investing the proceeds from our initial public offering in short term, interest-bearing, investment grade securities.

SPRINGING WARRANTS

   Upon the sale of our common stock in the Offering, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock. As a result, on February 15, 2000, we accounted for the intrinsic value of the Springing Warrants by charging accumulated deficit an additional $16.5 million and increasing the carrying amount of common stock by a corresponding amount. Such amount also decreased the net income per share applicable to common stockholders for the three months ended April 30, 2000 and will increase the net loss or decrease the net income applicable to common stockholders for periods including February 15, 2000.

LEGAL MATTERS

   In July 1996, a former employee (the "Plaintiff") commenced legal action against us, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, we entered into a settlement agreement and release with the Plaintiff, the terms of which are subject to confidentiality provisions. In the three months ended April 30, 2000, we paid the remaining settlement costs and legal fees of approximately $0.6 million for a total of $1.6 million in legal and settlement costs related to this case.

LIQUIDITY AND CAPITAL RESOURCES

   From inception through January 2000, we financed our operations and met our capital expenditure requirements primarily with the net proceeds from private sales of equity securities totaling approximately $143.6 million. On February 15, 2000, we completed our initial public offering of 7,500,000 shares of common stock at an initial offering price of $12 per share. We also completed private placement offerings concurrently with our initial public offering with CINAR, Cox Communications and Gateway Companies, Inc. for 833,333, 1,041,667 and 250,000 shares, respectively. The proceeds from these offerings after deducting the underwriting discount and commissions and offering expenses and payment of financial advisory fees relating to our private placements was approximately $106.1 million. In March 2000, the underwriters exercised 655,150 shares of their overallotment option for total proceeds, net of discounts and commissions, of $7.3 million. At April 30, 2000, we had $101.5 million of cash and cash equivalents and $14.3 million in short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs. We expect operating losses to continue and increase for the foreseeable future.

    Our working capital has fluctuated significantly since our inception. This is due, in large part, to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on our product offerings, as well as receipt of cash from our preferred stock financings, initial public offering, private placements and other equity offerings. We expect that our working capital requirements and cash position will fluctuate significantly from period to period for the foreseeable future. These fluctuations may be caused by increased spending to support our growth in operations, strategic investments, or acquisitions.

   Net cash used in operating activities was $18.3 million for the three months ended April 30, 2000 and $4.2 million for the three months ended April 30, 1999. Net cash used during these periods was primarily to fund technology and development, sales and marketing, including promotion of Lightspan.com and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now and Academic curriculum and Internet products and services. We expect our negative operating cash flow to continue and increase for the foreseeable future.

   Net cash provided by investing activities was $1.1 million for the three months ended April 30, 2000 relating primarily to the maturity, offset by purchases, of short-term investments purchased with proceeds from the Offering. Net cash used in investing activities for the three months ended April 30, 1999 was $0.2 million related primarily to the purchase of property and equipment.

   Net cash provided by financing activities was $113.7 million for the three months ended April 30, 2000, relating primarily to the proceeds from our initial public offering, private placements and the underwriter's exercise of their overallotment option. Net cash used in financing activities was $0.1 million for the three months ended April 30, 1999 related primarily to net principal repayments on capital leases.

   In April 2000, our line of credit with a financial institution, of $10.0 million or 75% of eligible accounts receivable with interest at the bank's prime rate plus 1.5% and collateralized by substantially all of our assets, expired without renewal. We did not renew the line of credit as a result of the cash reserves provided by the proceeds from our initial public offering. We are currently evaluating future lines of credit.

   We entered into a $1.0 million capital lease line with a financial institution in April 1999. Under the agreement, which expires in September 2000, we finance the purchase of capital equipment at an 8.8% interest rate over a 42-month period with a purchase option. As of April 30, 2000, $736,000 was available for future borrowing under this agreement.

   On May 24, 2000, we entered into an agreement to acquire Edutest, Inc., a provider of Internet-based educational testing and assessment products, for a combination of cash and shares of our common stock with a value of up to $15.7 million. The aggregate value to be received by Edutest shareholders at closing will be approximately $2.2 million in cash and $9.0 million in stock, with a potential for up to an additional $4.5 million in stock over the subsequent 18 months.

   On May 26, 2000, we acquired LearningPlanet.com, a popular education Web destination for kids and their parents, including the LearningPlanet.com Web site and related technology and assets in exchange for up to $450,000 in our common stock and cash.

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

   In September 1999 we completed our acquisition of Academic, pursuant to which we issued 7,191,839 shares of our Series E preferred stock pursuant to various exchange ratios applied to the various classes and series of capital stock of Academic. However, we believed a small number of former Academic stockholders had rights to additional shares of our stock. As a result, on March 3, 2000, we issued 534,008 shares of common stock to those stockholders.

   As of April 30, 2000, we believe that our cash and cash equivalents and the net proceeds from our initial public offering and private placements will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before the end of the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to our line of credit, the interest rates under which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at April 30, 2000 or 1999 due to the short-term nature of our investments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 15, 2000 all of our outstanding shares of convertible preferred stock were converted into shares of common stock.

    On February 25, 2000 we amended our certificate of incorporation to increase the number of authorized shares to 270,000,000 which is comprised of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock, each with a par value of $0.001.

RECENT SALES OF UNREGISTERED SECURITIES

   Since February 1, 2000, we have sold and issued the following unregistered securities:

(a) On February 15, 2000 we issued and sold 2,125,000 shares of common stock to three accredited investors for an aggregate purchase price of $25.5 million. We relied on the exception provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(b) On February 15, 2000 we also issued a warrant to Cox Communications Holdings, Inc. to purchase 750,000 shares of common stock at an exercise price of $10.00 per share. We relied on the exception provided by
        Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(c) On March 3, 2000 we issued 534,008 shares of common stock to nine accredited investors in exchange for claims valued at $5,340,075. We relied on the exception provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

   The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

   The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of our common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, Thomas Weisel Partners LLC, and U.S. Bancorp Piper Jaffray Inc. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to us were $88.8 million. From the time of receipt through April 30, 2000, we applied $172,000 of the net proceeds to repay debt and we used $18.3 million of the proceeds in operating activities including $5.0 million to promote the launch of our Lightspan.com Web site. We invested the remaining proceeds in short-term, interest-bearing, investment grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER MATTERS

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Current Reports on Form 8-K

    We did not file any current reports on Form 8-K for the quarter ended April 30, 2000.

(b) Exhibits

    The following exhibits are incorporated herein by reference or are filed with this report as indicated below.



  Footnote      Exhibit
     No.          No.                          Description
--------------------------------------------------------------------------------

     1           10.43       Licensed Developer Agreement by and between the
                             Company and Sony Computer Entertainment America
                             dated as of January 26, 2000.
     1           10.44       PlayStation(R)2 Development System Agreement by and
                             between the Company and Sony Computer Entertainment
                             America dated as of March 7, 2000.
     1           10.45       Master Equipment Lease Extension Letter by and
                             between the Company and Pentech Financial Services,
                             Inc. dated as of March 29, 2000.
     1            27         Financial Data Schedule.

----------
1 Filed with this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June, 2000.

                                       Lightspan, Inc.



                                       By: /s/     KATHLEEN R. McELWEE
                                           -------------------------------------
                                                   Kathleen R. McElwee,
                                                Vice President of Finance
June 12, 2000                                  and Chief Financial Officer