Form 10-Q
period 2000-07-31
LIGHTSPAN INC
filed 2000-09-14
CIK 1097892

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended JULY 31, 2000

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

                                  COMMON STOCK
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Number of shares of registrant's common stock outstanding as of August 31, 2000:
45,709,914

================================================================================

                                 LIGHTSPAN, INC
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I ..............................................................................................    2
    Item 1.      Condensed Consolidated Financial Statements ........................................    2
    Item 2.      Management's Discussion and Analysis of Financial Condition and Operating Results...   10
    Item 3.      Quantitative and Qualitative Disclosures About Market Risk .........................   20
PART II .............................................................................................   20
    Item 1.      Legal Proceedings ..................................................................   20
    Item 2.      Changes in Securities and Use of Proceeds ..........................................   20
    Item 3.      Defaults Upon Senior Securities ....................................................   21
    Item 4.      Submission of Matters to a Vote of Security Holders ................................   21
    Item 5.      Other Information ..................................................................   21
    Item 6.      Exhibits and Reports on Form 8-K ...................................................   22
Signatures ..........................................................................................   23

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 LIGHTSPAN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JULY 31,       JANUARY 31,
                                                                                  2000             2000
                                                                               -----------      ----------
                                                                               (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................      $  83,129       $   5,033
  Short-term investments .................................................         18,374          16,132
  Accounts receivable, less allowance for doubtful accounts of
   $724 and $651 at July 31, 2000 and January 31, 2000,
    respectively .........................................................         18,984          15,683
  Finished goods inventory ...............................................          1,114           1,116
  Deferred cost of revenue -- Lightspan Achieve Now ......................             --           8,709
  Other current assets ...................................................          2,308           2,306
                                                                                ---------       ---------
         Total current assets ............................................        123,909          48,979
Property and equipment, net ..............................................          4,014           3,254
Deposits and other assets ................................................            865             591
Intangible assets, net ...................................................         56,849          49,608
                                                                                ---------       ---------
         Total assets ....................................................      $ 185,637       $ 102,432
                                                                                =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................      $   3,175       $   4,677
  Accrued liabilities ....................................................          7,866           9,139
  Acquisition consideration payable ......................................          2,000           5,341
  Deferred revenue -- Lightspan Achieve Now ..............................             --          48,110
  Deferred revenue -- services and other .................................         11,323           7,022
  Current portion of note payable and capital lease obligations ..........            499             684
                                                                                ---------       ---------
         Total current liabilities .......................................         24,863          74,973
Deferred rent ............................................................            315             322
Capital lease obligations, less current portion ..........................            264             443
Commitments
Stockholders' equity:
  Preferred stock, par value $0.001:
    Authorized shares -- 20,000,000
    No shares issued and outstanding .....................................             --              --
  Convertible preferred stock, par value $0.001:
    Authorized shares -- 0 and 61,793,074 at July 31, 2000
     and January 31, 2000, respectively
    Issued and outstanding shares -- 0 and 52,230,915 at July 31, 2000 and
      January 31, 2000, respectively
    Aggregate liquidation preference -- $0 and $194,935 at July 31, 2000
      and January 31, 2000, respectively .................................             --              52
  Common stock, par value $0.001:
    Authorized shares -- 250,000,000
    Issued and outstanding shares -- 45,599,187 and 4,764,167 at
      July 31, 2000 and January 31, 2000, respectively ...................             46               5
  Additional paid-in capital .............................................        354,471         209,740
  Deferred advertising expense ...........................................             --            (400)
  Deferred compensation ..................................................         (3,165)         (5,211)
  Accumulated other comprehensive loss ...................................            (12)             --
  Accumulated deficit ....................................................       (191,145)       (177,492)
                                                                                ---------       ---------
         Total stockholders' equity ......................................        160,195          26,694
                                                                                ---------       ---------
         Total liabilities and stockholders' equity ......................      $ 185,637       $ 102,432
                                                                                =========       =========


Note: The balance sheet at January 31, 2000, was derived from the audited financial statements at that date but does not include all the footnotes and other disclosure requirements required by generally accepted accounting principles.

                             See accompanying notes.

                                 LIGHTSPAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED JULY 31,   SIX MONTHS ENDED JULY 31,
                                                2000           1999           2000           1999
                                              --------       --------       --------       --------
Revenues:
  Software licenses ....................      $ 12,062       $     --       $ 64,262       $     --
  Internet licenses ....................         2,928            431          3,651            841
  Services .............................         2,159          1,567          4,333          2,789
  Hardware .............................         1,744          2,168          2,897          3,171
  Other ................................           231             --            390             --
                                              --------       --------       --------       --------
          Total revenues ...............        19,124          4,166         75,533          6,801
Cost of revenues:
  Software licenses ....................         2,508             --         12,033             --
  Internet licenses ....................           558            120            863            257
  Services .............................         1,197            763          2,106          1,367
  Hardware .............................         1,128          1,892          2,030          2,725
  Other ................................            25             --             25             --
                                              --------       --------       --------       --------
          Total cost of revenues .......         5,416          2,775         17,057          4,349
                                              --------       --------       --------       --------
Gross profit ...........................        13,708          1,391         58,476          2,452

Operating expenses:
  Technology and development ...........         6,900          2,380         12,034          4,458
  Sales and marketing ..................        15,636          7,918         32,640         14,066
  General and administrative ...........         2,197          1,220          4,427          2,124
  Stock-based compensation .............           351            565          1,252            962
  Amortization of intangible assets ....         3,615             --          6,954             --
  Restructuring charge .................         1,600             --          1,600             --
                                              --------       --------       --------       --------
          Total operating expenses .....        30,299         12,083         58,907         21,610
                                              --------       --------       --------       --------
Loss from operations ...................       (16,591)       (10,692)          (431)       (19,158)
Interest income ........................         1,763             64          3,316            106
Interest expense .......................           (17)           (60)           (32)           (98)
                                              --------       --------       --------       --------
  Net income (loss) ....................      $(14,845)      $(10,688)      $  2,853       $(19,150)
Preferred stock dividend ...............            --             --        (16,506)            --
                                              --------       --------       --------       --------
  Net loss attributable to common
     stockholders ......................      $(14,845)      $(10,688)      $(13,653)      $(19,150)
                                              ========       ========       ========       ========
Net loss per share:
  Basic and diluted ....................      $  (0.33)      $  (2.83)      $  (0.32)      $  (5.13)
                                              ========       ========       ========       ========

  Weighted average shares -- basic
    and diluted ........................        44,828          3,781         42,207          3,734
                                              ========       ========       ========       ========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JULY 31,
                                                                           2000            1999
                                                                         ---------       ---------
OPERATING ACTIVITIES:
   Net income (loss) ..............................................      $   2,853       $ (19,150)
   Adjustments to reconcile net  income (loss) to net cash
      used in operating activities:
       Depreciation and amortization ..............................            772             594
       Provision for doubtful accounts ............................             73             250
       Amortization of intangible assets ..........................          6,954              --
       Amortization of deferred stock-based compensation ..........          1,252             962
       Change in deferred advertising expense .....................            300              --
       Restructuring charge, non-cash portion .....................          1,600              --
       Changes in operating assets and liabilities:
           Accounts receivable ....................................         (2,698)         (3,964)
           Inventory ..............................................              2             789
           Deferred cost of revenue ...............................          8,709          (2,308)
           Deposits and other assets ..............................           (260)            245
           Accounts payable .......................................         (3,150)            275
           Deferred revenue .......................................        (44,227)         13,679
           Accrued liabilities ....................................         (1,733)          1,178
                                                                         ---------       ---------
              Net cash flows used in operating activities .........        (29,553)         (7,450)
                                                                         ---------       ---------
INVESTING ACTIVITIES:
   Purchase of short-term investments .............................        (13,946)             --
   Maturities of short-term investments ...........................         11,692              --
   Purchase of property and equipment .............................         (1,328)           (649)
   Net cash paid for the acquisition of Edutest ...................         (2,645)             --
   Net cash paid for the acquisition of LearningPlanet.com ........           (200)             --
                                                                         ---------       ---------
              Net cash flows used in investing activities .........         (6,427)           (649)
FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock ......................             --          26,385
   Proceeds from issuance of common stock .........................        113,694              --
   Proceeds from  capital leases ..................................             --             266
   Principal repayments on capital leases .........................           (269)           (279)
   Principal repayments on notes payable ..........................           (172)             --
   Net proceeds from exercise of stock options ....................            823             154
                                                                         ---------       ---------
              Net cash flows provided by financing activities .....        114,076          26,526
                                                                         ---------       ---------
   Increase in cash and cash equivalents ..........................         78,096          18,427
   Cash and cash equivalents at beginning of period ...............          5,033           7,143
                                                                         ---------       ---------
   Cash and cash equivalents at end of period .....................      $  83,129       $  25,570
                                                                         =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ..................................................      $      32       $      98
                                                                         =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   Deferred stock-based compensation ..............................      $    (794)      $   7,782
                                                                         =========       =========

   Conversion of convertible preferred stock into common stock ....      $      52
                                                                         =========
   Issuance of common stock related to the acquisition
     of Academic ..................................................      $   5,340
                                                                         =========
   Issuance of common stock as preferred stock dividend ...........      $  16,506
                                                                         =========
   Issuance of common stock related to the acquisition
     of Edutest ...................................................      $   9,000
                                                                         =========
   Additional consideration related to the acquisition
     of Edutest ...................................................      $   2,000
                                                                         =========
   Issuance of common stock related to the acquisition
     of LearningPlanet.com ........................................      $     150
                                                                         =========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements, which include the accounts of Lightspan, Inc. ("Lightspan" or the "Company") and its wholly owned subsidiaries, Academic Systems Corporation ("Academic") and Edutest, Inc. ("Edutest" or "eduTest.com"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended July 31, 2000 or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

ORGANIZATION AND BUSINESS ACTIVITY

        Lightspan was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc., completed a reincorporation in Delaware in January 2000 and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation(R) game console that the student uses to run the program at home throughout the school year. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. AcademicOnline 2000 is the Web-enhanced Interactive Mathematics and Interactive English product line which colleges may implement using client workstations that are located solely within an intranet, solely on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations. Academic.com is a complete Internet-based product offering that helps faculty create, manage and teach courses online and offers a complete suite of Internet-based instructional tools, content and services. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. Edutest offers a combination of online assessment products and proprietary test questions, eduTest@School and eduTest@School Plus, covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district level, the school level, and the classroom level.

REVENUE RECOGNITION

        Lightspan derives its revenues from the licensing of software, product implementation and training services, customer support services, Internet subscriptions, the sale of the PlayStation game console and accessories, and site sponsorships.

        In software arrangements that include multiple elements, such as those that include rights to software products, customer support, and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately.

        Lightspan sells its Lightspan Achieve Now licenses in three distinct grade clusters -- grades K through 2; grades 3 through 4; and grades 5 through
8. Each grade cluster includes 32 to 36 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. There are a total of 77 separate titles, some of which are included in more than one grade cluster. From fiscal 1997 through fiscal 2000, a number of these titles were still under development at various stages in the development cycle. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be "completed," and considers titles still in the development cycle to be "as-yet uncompleted." As of January 31, 2000, 72 of the 77 titles had been completed and five of the 77 titles were still under development.

        As of April 30, 2000, the Company completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $46,447,000 of revenue previously deferred pursuant to SOP 97-2 as discussed below. During the three months ended April 30, 2000, the Company also deferred revenue of $380,000 relating to the shipment of Lightspan Achieve Now licenses in the as-yet uncompleted grades 3 through 4 and grades 5 through 8 grade clusters used on a PC platform. In July 2000, the Company completed and shipped the remaining titles in grade clusters 3 through 4 and 5 through 8 used on a PC platform. This resulted in the recognition of the remaining deferred revenue balance of $2,048,000 and the related cost of revenue balance of $370,000.

        Prior to fiscal year 1999, Lightspan recognized revenue under AICPA Statement of Position ("SOP") 91-1, Software Revenue Recognition. Under SOP 91-1, Lightspan recognized the full sales value of Lightspan Achieve Now software licenses, including both completed and as-yet uncompleted titles, upon shipment of the then-completed titles provided that there were no contractual performance obligations to deliver the uncompleted titles and the collection of the related receivable was deemed probable. While Lightspan had an intention to eventually deliver a number of as-yet uncompleted titles to its customers, the final composition of such titles was evolving and therefore customers were not provided with specific information as to the final collection or delivery schedule of titles to be provided. Lightspan accrued the production costs associated with the as-yet uncompleted titles in the period in which the revenue was recognized, and included these costs in the cost of software license revenues and on the balance sheet as accrued cost of revenues.

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

        On February 1, 1998, Lightspan adopted the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. Under SOP 97-2, Lightspan recognizes software license revenue when (i) an agreement has been executed or a definitive purchase order has been received; (ii) the product has been shipped or services have been performed; (iii) the fee has become fixed and determinable; (iv) the collection of the fee is considered probable; (v) the related hardware, if applicable, has been shipped, and (vi) when all titles for a given grade cluster have been delivered to its customers. In early 1998, Lightspan began providing customers with a specific list of titles which were planned to be eventually provided to the customers, as well as the projected delivery dates for these titles. Prior to April 30, 2000, Lightspan deferred all revenue recognition for Achieve Now licenses, since objective fair values of individual as-yet uncompleted titles could not be determined and used to allocate the license fee to the individual titles as they were shipped.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Currently, the Company anticipates adopting SAB 101 in the fourth quarter of fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company currently recognizes revenue in compliance with SAB 101 and does not expect the adoption to have a material effect on the Company's financial position and results of operation.

        Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As Lightspan is not contractually obligated to provide further service after delivery of the license, Lightspan recognizes the full sales value of Academic software license revenue upon completion of the above criteria defined by SOP 97-2.

        Historically, Lightspan has not experienced customer cancellations, forfeitures or discontinuations of licenses.


2. BUSINESS COMBINATIONS

        ACQUISITION OF EDUTEST, INC.

        On May 24, 2000, Lightspan entered into a merger agreement with Edutest, which offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. In connection with the merger agreement, which was consummated on June 23, 2000, Lightspan paid $2.4 million in cash, $1,308,946 of which was paid to Edutest common shareholders and the remaining $1,053,554 of which was paid in satisfaction of various obligations of Edutest. Lightspan also issued 1,028,543 shares of common stock valued at $9.0 million, with a potential for up to an additional 228,561 hold-back shares valued at $2.0 million over the next 18 months and up to an additional $2.5 million in stock over the subsequent 12 months based upon certain revenue based performance criteria, in exchange for all of the outstanding common and preferred shares of Edutest. The acquisition was accounted for as a purchase.

        The aggregate purchase price, including the 228,561 hold-back shares valued at $2.0 million and excluding the $2.5 million in earnout payments, totaled $13,649,835 as follows:

             Valuation of common stock issued .......      $ 9,000,000
             Valuation of hold-back shares ..........        2,000,000
             Acquisition costs ......................          287,335
             Cash paid to Edutest shareholders ......        1,308,946
             Cash paid in satisfaction of certain
               Edutest liabilities ..................        1,053,554
                                                           -----------
             Aggregate purchase price ...............      $13,649,835
                                                           ===========

        The purchase price was allocated to the assets acquired, consisting principally of intangible assets and goodwill, which are being amortized over useful lives of three years.

        ACQUISITION OF LearningPlanet.com

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


PRO FORMA FINANCIAL INFORMATION

        The following unaudited pro forma financial information assumes the acquisitions of Edutest and LearningPlanet.com were consummated on February 1, 2000 and 1999 (in thousands, except per share data):

                                             THREE MONTHS ENDED JULY 31,   SIX MONTHS ENDED JULY 31,
                                             ---------------------------   -------------------------
                                                2000           1999           2000           1999
                                              ----------     ---------     ----------     ----------
Revenues ...............................      $ 19,334       $  4,286       $ 76,066       $  7,038
Net loss ...............................      $(15,973)      $(12,197)      $(16,684)      $(22,105)
Net loss per share, basic and diluted...      $  (0.35)      $  (2.54)      $  (0.39)      $  (4.65)
                                              ========       ========       ========       ========


3. STOCKHOLDERS' EQUITY

        Upon the completion of Lightspan's initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock. As a result, on February 15, 2000, Lightspan accounted for the intrinsic value of the Springing Warrants as a preferred stock dividend of $16,506,000.

DEFERRED ADVERTISING EXPENSE

        On October 29, 1999, Lightspan issued 160,000 shares of Series E convertible preferred stock (which converted into 80,000 shares of common stock upon the completion of the Company's initial public offering) to Liberty Digital Corporation in exchange for $400,000 in cash and $800,000 in future Internet advertising credits. Lightspan determined that the fair value of the shares issued ($5.00 per share) was more readily determinable than the fair value of the advertising credits.

        As a result, Lightspan recorded the 160,000 shares issued at $800,000 and recorded deferred advertising expense of $400,000. During the three months ended July 31, 2000, Lightspan remeasured the value of the shares in accordance with EITF 96-18 and expensed $300,000, as the advertising credits were utilized. The remaining $100,000 of deferred advertising credits were expensed as a part of the Company's restructuring (See Note 6).

4. COMPREHENSIVE INCOME (LOSS)

        For the three months ended July 31, 2000 and 1999, comprehensive loss was $14,835,000 and $10,688,000, respectively. For the six months ended July 31, 2000 and 1999, comprehensive income (loss) was $2,841,000 and ($19,150,000), respectively. The difference between net income (loss) and comprehensive income
(loss) for the three and six months ended July 31, 2000 was due to net unrealized gains (losses) on available-for-sale securities of $10,000 and ($12,000), respectively. There were no net unrealized holding losses for the three and six months ended July 31, 1999.

5. REPORTABLE SEGMENTS

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

        Lightspan has three reportable segments: Lightspan Achieve Now, K-12 Internet and Higher Education. Revenues derived from the Lightspan Achieve Now segment typically include the sale of Lightspan Achieve Now software licenses, the PlayStation game console and related accessories, and implementation, training and support services. Revenues derived from the K-12 Internet segment include subscription fees for The Lightspan Network, sponsorship revenue from Lightspan.com and revenue from Edutest which was acquired in June 2000. Revenues derived from the Higher Education segment, comprised solely of Academic which was acquired in September 1999, include the sale of curriculum products licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class.

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

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

        The assets and results of operations of Global Schoolhouse, Study Web, LearningPlanet.com and Edutest, including the related amortization of intangible assets, are included in the K-12 Internet segment. The following information is for the Lightspan Achieve Now, K-12 Internet, and Higher Education segments (in thousands):

                                                                  THREE MONTHS ENDED JULY 31, 1999
                                                 --------------------------------------------------------------------
                                                 LIGHTSPAN
                                                  ACHIEVE            K-12        HIGHER
                                                    NOW            INTERNET     EDUCATION  ELIMINATIONS  CONSOLIDATED
                                                 ----------        --------     ---------  ------------  ------------
Revenues from external customers .........        $  3,735         $    431         $--        $--        $  4,166
Inter segment revenues ...................              --               --          --         --              --
Interest income, net .....................               4               --          --         --               4
Depreciation and amortization ............             299                6          --         --             305
Segment loss from operations .............          (7,448)          (3,244)         --         --         (10,692)
Segment assets ...........................          45,108              662          --         --          45,770
Other significant non cash items:
  Deferred stock compensation ............           3,731            1,804          --         --           5,535
  Amortization of deferred stock
     compensation ........................             314              251          --         --             565
  Amortization of intangible assets ......              --               --          --         --              --



                                                                  THREE MONTHS ENDED JULY 31, 2000
                                                 --------------------------------------------------------------------
                                                 LIGHTSPAN
                                                  ACHIEVE            K-12        HIGHER
                                                    NOW            INTERNET     EDUCATION  ELIMINATIONS  CONSOLIDATED
                                                 ----------        --------     ---------  ------------  ------------
Revenues from external customers .........        $  14,171         $   1,124   $   3,829      $--        $  19,124
Inter segment revenues ...................               --                --          --       --               --
Interest income (expense), net ...........            1,561               183           2       --            1,746
Depreciation and amortization ............              321                14          76       --              411
Restructuring charge .....................               --             1,600          --       --            1,600
Segment (loss) from operations ...........           (3,159)           (9,605)     (3,827)      --          (16,591)
Segment assets ...........................          130,493            19,042      36,102       --          185,637
Other significant non cash items:
  Deferred stock compensation ............             (673)              (26)        (15)      --             (714)
  Amortization of deferred stock
     compensation ........................               65               268          18       --              351
  Amortization of intangible assets ......               --               792       2,823       --            3,615



                                                                   SIX MONTHS ENDED JULY 31, 1999
                                                 --------------------------------------------------------------------
                                                 LIGHTSPAN
                                                  ACHIEVE            K-12        HIGHER
                                                    NOW            INTERNET     EDUCATION  ELIMINATIONS  CONSOLIDATED
                                                 ----------        --------     ---------  ------------  ------------
Revenues from external customers .........        $  5,960         $    841         $--        $--        $  6,801
Inter segment revenues ...................              --               --          --         --              --
Interest income, net .....................               7                1          --         --               8
Depreciation and amortization ............             587                7          --         --             594
Segment loss from operations .............         (14,407)          (4,751)         --         --         (19,158)
Segment assets ...........................          45,108              662          --         --          45,770
Other significant non cash items:
  Deferred stock compensation ............           4,988            2,794          --         --           7,782
  Amortization of deferred stock
     compensation ........................             561              401          --         --             962
  Amortization of intangible assets ......              --               --          --         --              --

                                                                   SIX MONTHS ENDED JULY 31, 2000
                                                 --------------------------------------------------------------------
                                                 LIGHTSPAN
                                                  ACHIEVE            K-12        HIGHER
                                                    NOW            INTERNET     EDUCATION  ELIMINATIONS  CONSOLIDATED
                                                 ----------        --------     ---------  ------------  ------------
Revenues from external customers .........        $  68,571        $  2,006     $   4,956      $--        $  75,533
Inter segment revenues ...................               --              --            --       --               --
Interest income (expense), net ...........            2,933             352            (1)      --            3,284
Depreciation and amortization ............              587              32           153       --              772
Restructuring charge .....................               --           1,600            --       --            1,600
Segment income (loss) from operations ....           29,824         (20,731)       (9,524)      --             (431)
Segment assets ...........................          130,493          19,042        36,102       --          185,637
Other significant non cash items:
  Deferred stock compensation ............             (762)            (10)          (21)      --             (793)
  Amortization of deferred stock
    compensation..........................              596             609            47       --            1,252
  Amortization of intangible assets ......               --           1,173         5,781       --            6,954


6.  RESTRUCTURING

   In July 2000, the Company completed a restructuring plan designed to refocus its sales and marketing efforts away from its free Internet products and toward its subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus, which resulted in a $1.6 million charge. The restructuring charge included $1.2 million in involuntary termination benefits relating to a planned termination of 14 employees. As of August 31, 2000, the Company terminated the 14 employees. The Company also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with its free Internet site that will no longer be used to generate revenue for the Company. The Company anticipates paying the remaining involuntary termination benefits and exit costs through the first quarter of fiscal 2003.

7.  RECENT PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board, ("FASB"), issued FASB Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, which contains rules designed to clarify the application of APB 25. FIN 44 became effective on July 1, 2000 and the Company adopted at that time. The adoption of FIN 44 did not have an impact on the results of operations or financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

    This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2000 contained in our 2000 Annual Report on Form 10-K.

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

        - eduTest@School and eduTest@School Plus, services that offer a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom;

        - Lightspan Early Learning, a subscription-based online education service for preschoolers;

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

        - LearningPlanet.com, an education Web site for students and parents that features creative and instructional learning activities in mathematics and language arts;

        - Your Class Online, a service that enables teachers to easily create customized Web pages for their classrooms;

        - Your School Online, a school Web site builder that easily integrates with Your Class Online and with existing school or district Web sites;

        - e-commerce affiliate relationships including our partnership with SmarterKids.com, a Web site that sells educational products online; and

        -   selected additional content for teachers, parents and students.

        Our products and services are sold to school districts by a direct field sales force and supported by our professional development team who assists in implementing our curricula in schools.

        We commenced operations in September 1993, and through June 1996 our activities consisted primarily of designing and developing Lightspan Achieve Now. In January 1996, we released our Lightspan Achieve Now curriculum for use on Windows-based personal computers. In the fall of that year, we released the product for use on the PlayStation game console. To supplement our product offerings, we introduced The Lightspan Network in January 1997 and we launched Lightspan PageOne in June 1999. We acquired Academic and Global Schoolhouse in September 1999, and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999, and enhanced it in October 1999 with the Lightspan Learning Store and in February 2000, with Your School Online and Your Class Online, the successor to Lightspan PageOne. In May 2000, we acquired LearningPlanet.com, and in June 2000, we acquired Edutest. In August 2000, we introduced Lightspan Achieve Now version 2.0.

REVENUE RECOGNITION

        Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the "Notes to Consolidated Financial Statements", which caused a substantial change in our revenue recognition for Lightspan Achieve Now licenses. Under SOP 97-2, we were unable to recognize any Lightspan Achieve Now license fees as revenue until we shipped the final title which we planned to provide to all existing customers for no additional charge. Therefore, we have deferred revenue recognition for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. As of July 31, 2000, we completed and shipped all Lightspan Achieve Now titles, resulting in the recognition of $48.1 million of revenue previously deferred. As we have completed and shipped all Lightspan Achieve Now titles, we are now able to recognize revenue from Lightspan Achieve Now licenses upon shipment.

        To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the six months ended July 31, 2000, we recognized $8.7 million in cost of license revenue when we recognized the related $48.1 million in revenue.

        The following table shows the activity in license revenue and cost of license revenue deferred pursuant to SOP 97-2 for the three and six months ended July 31, 2000 and 1999, respectively, (in thousands):


                                                        THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                                                        ---------------------------      -------------------------
                                                          2000             1999            2000             1999
                                                        --------         --------        --------         --------
DEFERRED LICENSE REVENUE - ACHIEVE NOW
  Beginning balance ............................        $  2,048         $ 24,295        $ 48,110         $ 20,717
  Deferred during the period ...................              --            8,763             384           12,341
  Recognized during the period .................          (2,048)              --         (48,494)              --
                                                        --------         --------        --------         --------
    Ending balance .............................        $      0         $ 33,058        $      0         $ 33,058
                                                        ========         ========        ========         ========
DEFERRED COST OF LICENSE REVENUE - ACHIEVE NOW
  Beginning balance ............................        $    371         $  4,206        $  8,709         $  3,555
  Deferred during the period ...................              --            1,657              70            2,308
  Recognized during the period .................            (371)              --          (8,779)              --
                                                        --------         --------        --------         --------
    Ending balance .............................        $      0         $  5,863        $      0         $  5,863
                                                        ========         ========        ========         ========


RESULTS OF OPERATIONS

   Operating Losses. We have incurred significant losses since our inception and, as of July 31, 2000, have an accumulated deficit of approximately $191.1 million. We expect to continue to incur substantial operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus. Also, in the six months ended July 31, 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million in previously deferred revenue pursuant to SOP 97-2, resulting in an operating loss of $0.4 million. The operating results in the first two quarters of fiscal 2001 are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for any future periods.

COMPARISON OF THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

REVENUES

   We generate software and Internet license revenue, service revenue, hardware revenue and other revenue. Our total revenues increased to $19.1 million for the three months ended July 31, 2000 from $4.2 million for the three months ended July 31, 1999. The increase of $15.0 million was a result of a $14.6 million increase in license revenues ($2.0 million of which was due to the recognition of revenue previously deferred), and increases of $0.6 million in service revenue and $0.2 million in other revenue, offset by a $0.4 million decrease in hardware revenue, as described below. Our total revenues increased to $75.5 million for the six months ended July 31, 2000 from $6.8 million for the six months ended July 31, 1999. The increase of $68.7 million was a result of the recognition of $48.1 million in software revenue previously deferred, an additional $19.0 million increase in additional software license revenue for licenses sold during the period, and increases of $1.5 million in service revenue and $0.4 million in other revenue, offset by a $0.3 million decrease in hardware revenue, as described below.

        License Revenues. We derive license revenues from the sale of Lightspan Achieve Now licenses, Academic licenses, subscriptions for The Lightspan Network and eduTest.com licenses. We recognize revenue from Lightspan Achieve Now licenses and Academic licenses after: a license agreement has been executed or a definitive purchase order has been received; the product has been shipped; the license fee has become fixed and determinable; the collection of the fee is considered probable; and the related hardware, if applicable, has been shipped.

        In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, we allocate the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to us. The objective evidence for each element is based on the respective list prices of each element when sold or offered for sale separately. Historically, we have not experienced customer cancellations, forfeitures or discontinuations of licenses. Our revenues from sales of Lightspan Achieve Now consist of license, service and hardware revenues, although from February 1, 1998 through July 31, 2000 we had deferred recognition of certain license revenues, as described above in "Revenue Recognition".

        Our total license revenues grew to $15.0 million for the three months ended July 31, 2000 from $0.4 million for the three months ended July 31, 1999. The $14.6 million increase related to the recognition of $8.3 million in Lightspan Achieve Now licenses shipped in the three months ended July 31, 2000, our recognition of $2.0 million in revenue from the sale of Lightspan Achieve Now revenue previously deferred pursuant to SOP 97-2, $3.8 million in revenue from sales of Academic software and Internet licenses, $0.4 million increase in revenues from sales of subscriptions for The Lightspan Network and $0.1 million in revenues from sales of eduTest.com licenses.

        Our total license revenue grew to $67.9 million for the six months ended July 31, 2000 from $0.8 million for the six months ended July 31, 1999. The $67.1 million increase related to our recognition of $48.1 million of Lightspan Achieve Now revenue previously deferred pursuant to SOP 97-2, the recognition of $13.2 million in revenue from the sale of Lightspan Achieve Now licenses shipped in the six months ended July 31, 2000, $4.9 million in revenue from sales of Academic licenses, $0.8 million increase in revenues from sales of subscriptions for The Lightspan Network and $0.1 million in revenues from sales of eduTest.com licenses.

        Due to our adoption of SOP 97-2 on February 1, 1998, we did not record any license revenues related to Lightspan Achieve Now in fiscal 2000 or 1999. In the three months ended July 31, 2000, we completed and shipped the remaining Lightspan Achieve Now titles in all grade clusters used on both the PlayStation game console and on a PC platform, resulting in the recognition of $2.0 million of revenue previously deferred, pursuant to SOP 97-2. During the three months ended July 31, 2000, we also shipped and recognized Lightspan Achieve Now licenses in the amount of $8.3 million. This represented a 6% decrease over $8.8 million in shipments which were entirely deferred for the three months ended July 31, 1999. This decrease was due to lost sales attributable to customer concerns over possible delivery delays of PlayStation game consoles and greater than expected sales of Internet subscriptions. During the six months ended July 31, 2000, we recognized Lightspan Achieve Now license revenue in the amount of $13.2 million. This represented an 8% increase in revenue over $12.3 million in revenue which was entirely deferred for the six months ended July 31, 1999. This increase was due to increased sales and marketing efforts, continued market acceptance of our products and expansion of our existing customer base, offset in part by lost sales due to customer concerns described above.

        Our total license revenues also increased due to $3.8 million and $4.9 million in revenue from Academic licenses for the three and six months ended July 31, 2000, respectively. Academic license revenue consists of software license revenue and Internet license revenue. Academic software license revenue was $1.8 million and $2.9 million for the three and six months ended July 31, 2000, respectively. Academic Internet license revenue was $2.0 million for the three and six months ended July 31, 2000. Academic software curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As we are not contractually obligated to provide further service after delivery of the license, we recognize the full sales value of Academic license revenue upon completion of the criteria defined in SOP 97-2. In the quarter ended July 31, 2000, we began selling Academic's Web-enhanced product line, AcademicOnline 2000, and began delivering Academic licenses over the Blackboard platform, Academic.com. For AcademicOnline 2000 and Academic.com licenses, as we are not contractually obligated to provide further service after delivery of the license, we recognize the sales value of license revenue upon completion of the above criteria defined by SOP 97-2. If customers choose not to host Academic.com, we also charge a hosting fee and recognize the hosting revenue over the term of the agreement.

        Our revenues from subscription fees for The Lightspan Network increased 107% to $0.9 million for the three months ended July 31, 2000 from $0.5 million for the three months ended July 31, 1999 and increased 92% to $1.6 million for the six months ended July 31, 2000 from $0.8 million for the six months ended July 31, 1999. This was due primarily to an increase in the number of subscribers to The Lightspan Network resulting from the increased focus of our sales force on promoting The Lightspan Network. We recognize revenue from subscriptions to The Lightspan Network ratably over the term of the subscription agreement. Subscription licenses are for a one-year term, and are paid in advance. Amounts received in excess of revenue that is recognized are recorded as deferred revenue.

        Our revenues from sales of eduTest.com licenses were $0.1 million from June 23, 2000, the date of our acquisition of Edutest, through July 31, 2000. We recognize revenue from eduTest.com licenses ratably over the term of the license agreement. Licenses are for a one-year term, and are paid in advance. Amounts received in excess of revenue that is recognized are recorded as deferred revenue.

        Service Revenues. Our service revenues increased 38% to $2.2 million for the three months ended July 31, 2000 from $1.6 million for the three months ended July 31, 1999 due primarily to an hourly increase in the service billing rate and an increased focus on sales of additional services, partially offset by a 6% decrease in sales of Lightspan Achieve Now licenses shipped and the related decrease in services. Our service revenues increased 55% to $4.3 million for the six months ended July 31, 2000 from $2.8 million for the six months ended July 31, 1999 due primarily to the above increases and an 8% increase in Lightspan Achieve Now licenses shipped and the related increase in services. We derive service revenues from implementation services and training for our Lightspan Achieve Now curriculum that is provided by our professional development team and, to a lesser extent, from telephone support and maintenance. All customers that purchase our Lightspan Achieve Now curriculum also purchase service and support. This service and support are paid for in advance and initially recorded as deferred revenues. Service revenues are recognized when services are performed, in accordance with the standard implementation, training, service, and evaluation plans that we establish for the customer. Revenues from telephone support and maintenance arrangements are recognized ratably over the one-year term of the support and maintenance agreements.

        Hardware Revenues. Our hardware revenues decreased 20% to $1.7 million for the three months ended July 31, 2000 from $2.1 million for three months ended July 31, 1999 and decreased 9% to $2.9 million for the six months ended July 31, 2000 from $3.2 million for six months ended July 31, 1999. This was due to a decrease in our Lightspan Achieve Now curriculum licenses shipped in the three months ended July 31, 2000 and related hardware, due to lost sales attributable to customer concerns over possible delivery delays of PlayStation game consoles. Additionally, in the three months ended July 31, 2000, under our refurbish program, we sold refurbished PlayStation game consoles at a discount from the original price and included related accessories at no additional charge, contributing to the decrease in hardware revenues. We derive hardware revenues from the sale of the PlayStation game console and accessories. We recognize hardware revenues after a definitive purchase order has been received, the product has been shipped and collection of the sales price is considered probable. Substantially all of our Lightspan Achieve Now customers also purchase the PlayStation game console.

        Other Revenues. Other revenue for the three and six months ended July 31, 2000 was $0.2 million and $0.4 million, respectively. We derive other revenues from site sponsorship agreements, which we entered into beginning in February 2000, whereby we provide certain online exposure by promoting the products and services of site sponsors on our Lightspan.com Web site. We also provide other offline exposure such as providing name or logo placement on selected Lightspan.com consumer and trade advertising and giving site sponsorship credits at technology and education trade shows we participate in throughout the terms of the site sponsorship agreements. We recognize site sponsorship revenue over the term the services are provided.

COST OF REVENUES

        Our cost of revenues include software license costs, internet license costs, service costs and hardware costs. Software license costs represent costs for assembly, distribution and materials for CD-ROMs, packaging and print material costs and costs for third-party royalties and third-party content. Internet license costs represent cost for server and network fees. Service costs represent labor costs and overhead related to professional development personnel. Hardware costs represent costs for the PlayStation game console and related accessories.

        Our cost of revenues increased to $5.4 million for the three months ended July 31, 2000 from $2.8 million for the three months ended July 31, 1999. The $2.6 million increase was due to an increase of $2.6 million in cost of license revenues shipped in the six months ended July 31, 2000, an increase of $0.4 million in cost of revenue previously deferred, and an increase of $0.4 million in cost of service revenue, offset by a decrease of $0.8 million in cost of hardware revenue, as described below. Gross margin as a percentage of total revenues was 72% and 33% for the three months ended July 31, 2000 and 1999, respectively, as described below.

        Our cost of revenues increased to $17.0 million for the six months ended July 31, 2000 from $4.3 million for the six months ended July 31, 1999. The $12.7 million increase was due to an increase of $8.7 million in cost of revenue previously deferred, a $4.0 million increase in cost of license revenues shipped in the six months ended July 31, 2000, and an increase of $0.7 million in cost of service revenue, offset by a decrease of $0.7 million in cost of hardware revenue, as described below. Gross margin as a percentage of total revenues was 77% and 36% for the six months ended July 31, 2000 and 1999, respectively. This increase in gross margin was due to the higher gross margin on revenue derived from sales of Lightspan Achieve Now licenses, which was entirely deferred for the three and six months ended July 31, 1999.

        Cost of License Revenues. Our cost of license revenues increased to $3.1 million for the three months ended July 31, 2000 from $0.1 million for the three months ended July 31, 1999. This $3.0 million increase was due to an increase of $1.7 million in Lightspan Achieve Now cost of licenses shipped in the three months ended July 31, 2000, the recognition of $0.4 million in cost of Lightspan Achieve Now license revenue previously deferred, a $0.5 million increase in Academic cost of revenue and a $0.4 million increase in cost of revenues for subscriptions to The Lightspan Network. Our cost of license revenues increased to $12.9 million for the six months ended July 31, 2000 from $0.3 million for the six months ended July 31, 1999. The $12.6 million increase was due to the recognition of $8.7 million in cost of Lightspan Achieve Now license revenue previously deferred, an increase of $2.5 million in Lightspan Achieve Now cost of licenses shipped in the six months ended July 31, 2000, a $0.9 million increase due to Academic cost of revenue and a $0.5 million increase in cost of revenues for subscriptions to The Lightspan Network.

        Because we deferred all revenue related to shipments of Lightspan Achieve Now in both fiscal 2000 and 1999, we also deferred the related cost of revenue. In the three months ended July 31, 2000, we completed and shipped the remaining Lightspan Achieve Now titles in all grade clusters used on both the PlayStation game console and on a PC platform, resulting in the recognition of $0.4 million in cost of licenses previously deferred, pursuant to SOP 97-2. During the three months ended July 31, 2000, we also sold Lightspan Achieve Now licenses, representing $1.7 million in cost of revenue. This represents a 4% increase over $1.6 million in shipments which were entirely deferred for the three months ended July 31, 1999. Gross margin on Lightspan Achieve Now license revenues and cost of license revenues shipped and recognized for the six months ended July 31, 2000 remained relatively consistent compared to Lightspan Achieve Now license revenues and cost of license revenues shipped and not recognized for the six months ended July 31, 1999. During the six months ended July 31, 2000, we sold Lightspan Achieve Now licenses representing $2.5 million in cost of revenue. This represents a 7% increase over $2.3 million in Lightspan Achieve Now cost of licenses sold, which were entirely deferred for the six months ended July 31, 1999. Gross margin on Lightspan Achieve Now license revenues and cost of license revenues recognized for the six months ended July 31, 2000 and on license revenues and cost of license revenues which were entirely deferred pursuant to SOP 97-2 for the six months ended July 31, 1999 remained consistent at 81%.

        Our cost of revenues for Academic licenses was $0.5 million and $0.9 million for the three and six months ended July 31, 2000, respectively. Gross margin for Academic as a percentage of license revenues was 86% and 81% for the three and six months ended July 31, 2000, respectively. Academic software cost of license revenue was $0.4 million and $0.8 million for the three and six months ended July 31, 2000, respectively. Gross margin for Academic software as a percentage of software license revenues was 77% and 71% for the three and six months ended July 31, 2000, respectively. Academic Internet cost of license revenue was $0.1 million for the three and six months ended July 31, 2000. Gross margin for Academic Internet as a percentage of Internet license revenues was 94% for the three and six months ended July 31, 2000. Academic cost of license revenue consists of software cost of license revenue and Internet cost of license revenue derived from Academic's Web-enhanced product line, AcademicOnline 2000 and Academic.com, which we offered beginning in the quarter ended July 31, 2000.

        Our cost of revenues for subscriptions to The Lightspan Network increased 270% to $0.5 million for the three months ended July 31, 2000 from $0.1 million for the three months ended July 31, 1999 and increased 192% to $0.8 million for the six months ended July 31, 2000 from $0.3 million for the six months ended July 31, 1999. This growth was due primarily to an increase in the number of subscriptions and an increase in server costs. Gross margin as a percentage of subscription fee revenues from The Lightspan Network decreased to 50% for the three months ended July 31, 2000 from 72% for the three months ended July 31, 1999 and decreased to 53% for the six months ended July 31, 2000 from 69% for the six months ended July 31, 1999. This decrease was primarily due to us offering volume discounts for customers purchasing multiple subscriptions and increased server costs.

        Cost of Service Revenues. Our cost of service revenues increased 57% to $1.2 million for the three months ended July 31, 2000 from $0.8 million for three months ended July 31, 1999 and increased 54% to $2.1 million for the six months ended July 31, 2000 from $1.4 million for six months ended July 31, 1999. The increases were primarily due to an increase in professional services and support personnel to accommodate the growth in sales of Lightspan Achieve Now licenses and related services. Gross margin as a percentage of service revenues decreased to 45% for the three months ended July 31, 2000 from 51% for the three months ended July 31, 1999 due primarily to increased expenses associated with delivering the service. Gross margin for the six months ended July 31, 2000 and 1999 remained consistent at 51%.

        Cost of Hardware Revenues. Our cost of hardware revenues decreased 40% to $1.1 million for the three months ended July 31, 2000 from $1.9 million for three months ended July 31, 1999 and decreased 25% to $2.0 million for the six months ended July 31, 2000 from $2.7 million for six months ended July 31, 1999. The decreases for the three and six months ended July 31, 2000 were primarily due to a decrease in the sales of our Lightspan Achieve Now curriculum and related hardware in the three months ended July 31, 2000, due to lost sales attributable to customer concerns over possible delivery delays of PlayStation game consoles. Additionally, in the three months ended July 31, 2000, under our refurbish program, we purchased refurbished PlayStation game consoles at a discount from the original PlayStation game console, contributing to the decrease in cost of hardware revenues for the three and six months ended July 31, 2000 . Gross margin as a percentage of hardware revenues increased to 35% for the three months ended July 31, 2000 from 13% for the three months ended July 31, 1999 and increased to 30% for the six months ended July 31, 2000 from 14% for the six months ended July 31, 1999. The increases in gross margin were due to a decrease in the cost of the PlayStation game console and related accessories, partially offset by our refurbish program, whereby we sold the refurbished PlayStation game consoles at a discount from the original price and included related accessories at no additional charge.

EXPENSES

        Technology and Development. Our technology and development expenses increased 190% to $6.9 million for the three months ended July 31, 2000 from $2.4 million for three months ended July 31, 1999 and increased 170% to $12.0 million for the six months ended July 31, 2000 from $4.5 million for six months ended July 31, 1999. This was due to our hiring of additional personnel, temporary consulting, and related costs for Web site design and development of our Internet business as we expanded our Internet offerings, and the addition of Academic technology and development expense of $1.9 million and $2.9 million for the three and six months ended July 31, 2000, respectively. This increase also resulted from a reduction in development personnel and related costs that occurred throughout the three and six months ended July 31, 1999 following completion of initial design and development of substantially all of our Lightspan Achieve Now titles.

        Our technology and development costs consist primarily of payroll and related costs for design, art, production, development, maintenance and testing of our Lightspan Achieve Now curriculum and for performing Web site design, development and testing which are properly expensed as incurred pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We regularly evaluate these expenses under SOP 98-1 in order to determine their proper treatment. We believe that continued investment in Web site development is critical to attain our strategic objectives and, therefore, anticipate that Web site development expenses will increase significantly in future periods.

        Sales and Marketing. Our sales and marketing expenses increased 97% to $15.6 million for the three months ended July 31, 2000 from $7.9 million for the three months ended July 31, 1999, and increased 132% to $32.6 million for the six months ended July 31, 2000 from $14.1 million for the six months ended July 31, 1999. This was due to an increase in sales and marketing personnel and promotional activities connected to the launch of

Lightspan.com and the related $5.0 million television campaign in the first quarter of fiscal 2001, the continued promotion of Lightspan Achieve Now and the addition of Academic sales and marketing expense of $2.0 million and $4.2 million for the three and six months ended July 31, 2000, respectively.

        Our sales and marketing expenses consist primarily of salaries, commissions, bonuses, related payroll and travel costs, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. In addition, sales and marketing expenses related to our free Internet products have recently accounted for a large portion of our overall sales and marketing expenses. We, therefore, expect that overall sales and marketing expenses will decrease in the third quarter of fiscal 2001 as we refocus our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus. Although we believe that our overall sales and marketing expenses will decrease in the short term, we intend to continue to pursue aggressive branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our subscription Internet products, and we believe our sales and marketing expenses for these products will increase following the third quarter of fiscal 2001.

        General and Administrative. Our general and administrative expenses increased 80% to $2.2 million for the three months ended July 31, 2000 from $1.2 million for the three months ended July 31, 1999, and increased 108% to $4.4 million for the six months ended July 31, 2000 from $2.1 million for the six months ended July 31, 1999. This was due primarily to increased personnel and related costs resulting from our increased infrastructure, system support, increased corporate expenses associated with being a public company including legal and accounting fees and $0.4 million and $0.7 million in expenses from Academic for the three and six months ended July 31, 2000, respectively.

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

        Stock-Based Compensation. During the three months ended July 31, 2000 and 1999, we had recorded $0 and $5.5 million, respectively, in deferred stock stock-based compensation and during the six months ended July 31, 2000 and 1999, we had recorded $0.1 million and $7.7 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share deemed to be below the fair values per share for our common stock on the dates those options were granted. In addition, during the three and six months ended July 31, 2000, we reduced stock-based compensation related to the forfeiture of stock options by terminated employees in the amount of $0.7 million and $0.9 million, respectively. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. The net amortization of deferred stock-based compensation expense was approximately $0.4 million and $0.6 million for the three months ended July 31, 2000 and 1999, respectively and approximately $1.3 million and $1.0 million for the six months ended July 31, 2000 and 1999, respectively. As of July 31, 2000, there was approximately $3.2 million to be amortized in future periods. In August 2000, we reduced stock-based compensation related to the forfeiture of stock options by terminated employees, related to our restructuring, in the amount of $1.0 million. As of August 31, 2000, there was approximately $2.2 million to be amortized in future periods.

        Amortization of Intangible Assets. In connection with the acquisitions of Academic, Global Schoolhouse and StudyWeb in the third quarter of fiscal 2000, and LearningPlanet.com and Edutest in the second quarter of fiscal 2001, we recorded intangible assets totaling an aggregate of approximately $68.9 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of intangible assets totaled $3.6 million for the three months ended July 31, 2000 and $7.0 million for the six months ended July 31, 2000. We expect to record annual amortization expense related to these acquisitions of approximately $16.3 million for fiscal year 2001, $18.7 million for fiscal year 2002, $18.4 million for fiscal 2003, $9.8 million for fiscal 2004, $0.3 million for each fiscal year from 2005 through 2009, and approximately $0.2 million for fiscal 2010.

        Restructuring. In July 2000, we completed a restructuring plan designed to refocus our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus, which resulted in a $1.6 million charge. The restructuring charge included $1.2 million of involuntary termination benefits relating to a planned termination of 14 employees. As of August 31, 2000, we terminated the 14 employees. We also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with our free Internet site that will no longer be used to generate revenue for us. We anticipate paying the remaining involuntary termination benefits and exit costs through the first quarter of fiscal 2003.

        As we have experienced significant customer interest and acceptance of our subscription Internet services, with many schools looking for web content to deliver on infrastructures that were installed with available funding, we have decided to emphasize the subscription part of our K-12 Internet business and reduce the heavy promotional spending necessary to generate consumer traffic for our free site, Lightspan.com. These changes should allow us to reduce spending and focus on earlier profitability.

        With the planned restructuring described above, we anticipate in fiscal 2001 a reduction in expenses of the following: technology and development by $0.4 million, sales and marketing expenses by $2.5 million, general and administrative expenses by $1.5 million and stock-based compensation expense by $1.0 million. The decrease in stock-based compensation expense in the period of forfeiture related to the forfeiture of stock options by terminated employees in August 2000. We anticipate the restructuring to reduce fiscal 2002 expenses related to technology and development by $6.7 million, sales and marketing expenses by $10.3 million, general and administrative expenses by $1.7 million and stock-based compensation expense by $0.2 million. The reductions will begin immediately and are anticipated to be fully implemented during the quarter ended October 31, 2000.

        The foregoing estimated reductions in expenses and spending are forward-looking statements and are subject to risks and uncertainties, including that the costs associated with the restructuring may be higher than we anticipate, that we may not realize the savings that we expect and other risks and uncertainties set forth in "Risk Factors." For any of these reasons, we may not achieve the estimated reductions in the periods or in the amounts indicated, if at all.

        Interest Income (Expense). Our net interest income was $1.7 million for the three months ended July 31, 2000 and $3.3 million for the six months ended July 31, 2000 as a result of investing the proceeds from our initial public offering in short term, interest-bearing, investment grade securities.

SPRINGING WARRANTS

        Upon the completion of our initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock. As a result, on February 15, 2000, we accounted for the intrinsic value of the Springing Warrants as a preferred stock dividend of $16.5 million. Such amount also increased the net loss per share applicable to common stockholders for the six months ended July 31, 2000 and will increase the net loss or decrease the net income applicable to common stockholders for periods including February 15, 2000.

LEGAL MATTERS

        In July 1996, a former employee commenced legal action against us, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, we entered into a settlement agreement and release with the plaintiff, the terms of which are subject to confidentiality provisions. In the six months ended July 31, 2000, we paid the remaining settlement costs and legal fees of approximately $0.6 million for a total of $1.6 million in legal and settlement costs related to this case.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through January 2000, we financed our operations and met our capital expenditure requirements primarily with the net proceeds from private sales of equity securities totaling approximately $143.6 million. On February 15, 2000, we completed our initial public offering of 7,500,000 shares of common stock at an initial offering price of $12.00 per share. We also completed private placement offerings concurrently with our initial public offering with CINAR, Cox Communications and Gateway Companies, Inc. for 833,333, 1,041,667 and 250,000 shares, respectively. The proceeds from these offerings after deducting the underwriting discount and commissions and offering expenses and payment of financial advisory fees relating to our private placements was approximately $106.0 million. In March 2000, the underwriters exercised 655,150 shares of their overallotment option for total proceeds, net of discounts and commissions, of $7.3 million. At July 31, 2000, we had $83.1 million of cash and cash equivalents and $18.4 million in short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and expect to continue to incur substantial operating losses for the foreseeable future

        Our working capital has fluctuated significantly since our inception. This is due, in large part, to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on our product offerings, as well as receipt of cash from our preferred stock financings, initial public offering, private placements and other equity offerings. We expect that our working capital requirements and cash position will fluctuate significantly from period to period for the foreseeable future. These fluctuations may be caused by increased spending to support our growth in operations, strategic investments, or acquisitions.

        Net cash used in operating activities was $29.6 million for the six months ended July 31, 2000 and $7.5 million for the six months ended July 31, 1999. Net cash used during these periods was primarily to fund technology and development, sales and marketing, including promotion of Lightspan.com, and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now and Academic curriculum and Internet products and services. We expect our negative operating cash flow to continue and increase for the foreseeable future.

        Net cash used in investing activities was $6.4 million for the six months ended July 31, 2000 relating primarily to the purchases, offset by maturities, of short-term investments purchased with proceeds from our initial public offering and $1.3 million in purchases of property and equipment. Net cash used in investing activities for the six months ended July 31, 1999 was $0.6 million related primarily to the purchase of property and equipment.

        Net cash provided by financing activities was $114.1 million for the six months ended July 31, 2000, relating primarily to the proceeds from our initial public offering, private placements and the underwriter's exercise of their overallotment option. Net cash provided by financing activities was $26.5 million for the six months ended July 31, 1999 related primarily to proceeds from the issuance of preferred stock.

        In April 2000, our line of credit with a financial institution, of $10.0 million or 75% of eligible accounts receivable with interest at the bank's prime rate plus 1.5% and collateralized by substantially all of our assets, expired without renewal. We did not renew the line of credit as a result of the cash reserves provided by the proceeds from our initial public offering. We are currently evaluating the need for future lines of credit.

        We entered into a $1.0 million capital lease line with a financial institution in April 1999. Under the agreement, which expires in September 2000, we finance the purchase of capital equipment at an 8.8% interest rate over a 42-month period with a purchase option. As of July 31, 2000, $504,000 was available for future borrowing under this agreement.

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

        On May 26, 2000, we acquired LearningPlanet.com, a popular education Web destination for kids and their parents, including the LearningPlanet.com Web site and related technology and assets, in exchange for up to $450,000 in our common stock and cash.

        On June 23, 2000, we acquired Edutest, Inc., a provider of Internet-based educational testing and assessment products, for a combination of cash and shares of our common stock with a value of up to $15.9 million. The aggregate consideration received by Edutest's shareholders at closing was $2.4 million in cash, $1.3 million of which was paid to common shareholders, and the remaining $1.1 million of which was paid in satisfaction of various obligations of Edutest, and 1,028,543 shares of our common stock which had a value of $9.0 million assuming a per share price of $8.75. In addition, we may issue (i) up to 228,561 shares of our common stock eighteen months from June 23, 2000 and (ii) up to $2.5 million in stock shortly after July 31, 2001 if Edutest meets certain revenue based performance criteria. The acquisition was accounted for as a purchase.

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


        As of July 31, 2000, we believe that our cash and cash equivalents and the net proceeds from our initial public offering and private placements will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before the end of the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates under which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at July 31, 2000 or 1999 due to the short-term nature of our investments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

        Since May 1, 2000, we have sold and issued the following unregistered securities:

(a) In May 2000, in connection with our acquisition of LearningPlanet, we issued 16,783 shares of our common stock to the stockholder of Planet Interactive, Inc. We relied on the exemption provided by 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(b) In June 2000, in connection with our acquisition of Edutest, we issued 1,028,543 shares of our common stock to the former common stockholders of Edutest. We relied on the exemption provided by 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

        The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

        The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of our common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, Thomas Weisel Partners LLC, and U.S. Bancorp Piper Jaffray Inc. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.3 million. Net proceeds to us were $88.7 million. From the time of receipt through July 31, 2000, we applied $172,000 of the net proceeds to repay debt and we used $29.6 million of the proceeds in operating activities including $5.0 million to promote the launch of our Lightspan.com Web site. We invested $2.8 million in the acquisitions of LearningPlanet.com and Edutest, and purchased property and equipment in the amount of $1.3 million. We invested the remaining proceeds in short-term, interest-bearing, investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Stockholders Meeting on June 28, 2000.

        At the meeting the following nominees were elected as directors to hold office until the 2003 Annual Stockholder Meeting or until their successors are elected and qualified:

        Nominee                     Votes For          Votes Against
        ---------------             ----------         -------------
        John H. Brandon             28,815,624             1,907
        Barry J. Schiffman          28,815,839             1,692
        Jeffrey P. Sanderson        28,815,789             1,742
        Lee Masters                 28,815,814             1,717

        Also at the meeting, the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2001 was ratified. The voting for the proposal was as follows:

        For -        28,815,481
        Against -         1,300
        Abstain -           750

There were no other proposals.

ITEM 5. OTHER MATTERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Current Reports on Form 8-K

        We did not file any current reports on Form 8-K for the quarter ended July 31, 2000.

(b)     Exhibits

        The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Footnote        Exhibit
   No.            No.                    Description
------------------------------------------------------------
   1              27                Financial Data Schedule.

----------------
1     Filed with this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of September, 2000.

                                Lightspan, Inc.


                                By: /s/ CARL ZEIGER
                                    --------------------------------------------
                                    Carl Zeiger,
                                    President, Chief Operating  Officer,
September 12, 2000                  Interim Chief Financial Officer and Director