Form 10-Q
period 2000-10-31
LIGHTSPAN INC
filed 2000-12-15
CIK 1097892

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended OCTOBER 31, 2000

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

                                 (858) 824-8000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of registrant's common stock outstanding as of November 30, 2000: 45,858,012

                                 LIGHTSPAN, INC
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I..............................................................................................    2
    Item 1.   Condensed Consolidated Financial Statements...........................................    2
    Item 2.   Management's Discussion and Analysis of Financial Condition and Operating Results.....   11
    Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................   21
PART II.............................................................................................   21
    Item 1.   Legal Proceedings.....................................................................   21
    Item 2.   Changes in Securities and Use of Proceeds.............................................   21
    Item 3.   Defaults Upon Senior Securities.......................................................   21
    Item 4.   Submission of Matters to a Vote of Security Holders...................................   21
    Item 5.   Other Information.....................................................................   22
    Item 6.   Exhibits and Reports on Form 8-K......................................................   22
Signatures..........................................................................................   22

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 LIGHTSPAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              OCTOBER 31,       JANUARY 31,
                                                                                                2000                2000
                                                                                              ---------          ---------
                                                                                             (UNAUDITED)           (NOTE)
     ASSETS
     Current assets:
       Cash and cash equivalents ....................................................         $  69,196          $   5,033
       Short-term investments .......................................................            25,302             16,132
       Accounts receivable, less allowance for doubtful accounts of
         $965 and $651 at October 31, 2000 and January 31, 2000, respectively .......            11,555             15,683
       Finished goods inventory .....................................................             2,497              1,116
       Deferred cost of revenue -- Lightspan Achieve Now ............................                --              8,709
       Other current assets .........................................................             2,313              2,306
                                                                                              ---------          ---------
              Total current assets ..................................................           110,863             48,979
     Property and equipment, net ....................................................             4,295              3,254
     Deposits and other assets ......................................................             1,116                591
     Intangible assets, net .........................................................            52,234             49,608
                                                                                              ---------          ---------
              Total assets ..........................................................         $ 168,508          $ 102,432
                                                                                              =========          =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable .............................................................         $   3,948          $   4,677
       Accrued liabilities ..........................................................             6,888              9,139
       Acquisition consideration payable ............................................             2,000              5,341
       Deferred revenue -- Lightspan Achieve Now ....................................                --             48,110
       Deferred revenue -- services and other .......................................             8,617              7,022
       Current portion of note payable and capital lease obligations ................               398                684
                                                                                              ---------          ---------
              Total current liabilities .............................................            21,851             74,973
     Deferred revenue -- services and other, less current portion ...................             1,436                 --
     Deferred rent ..................................................................               302                322
     Capital lease obligations, less current portion ................................               265                443
     Commitments
     Stockholders' equity:
       Preferred stock, par value $0.001:
         Authorized shares -- 20,000,000
        No shares issued and outstanding ............................................                --                 --
       Convertible preferred stock, par value $0.001:
         Authorized shares -- 0 and
           61,793,074 at October 31, 2000 and January 31, 2000, respectively
         Issued and outstanding shares -- 0 and
           52,230,915 at October 31, 2000 and January 31, 2000, respectively
         Aggregate liquidation preference -- $0 and
           $194,935 at October 31, 2000 and January 31, 2000, respectively ..........                --                 52
       Common stock, par value $0.001:
         Authorized shares -- 250,000,000 and 75,000,000 at October 31, 2000 and
           January 31, 2000, respectively ...........................................
         Issued and outstanding shares -- 45,809,020 and
           4,764,167 at October 31, 2000 and January 31, 2000, respectively .........                46                  5
       Additional paid-in capital ...................................................           353,202            209,740
       Deferred advertising expense .................................................                --               (400)
       Deferred compensation ........................................................            (2,097)            (5,211)
       Accumulated other comprehensive loss .........................................                (3)                --
       Accumulated deficit ..........................................................          (206,494)          (177,492)
                                                                                              ---------          ---------
              Total stockholders' equity ............................................           144,654             26,694
                                                                                              ---------          ---------
              Total liabilities and stockholders' equity ............................         $ 168,508          $ 102,432
                                                                                              =========          =========

Note: The balance sheet at January 31, 2000, was derived from the audited financial statements at that date but does not include all the footnotes and other disclosure requirements required by generally accepted accounting principles.

                             See accompanying notes.

                                 LIGHTSPAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                                                           -----------------------------       -----------------------------
                                                             2000                1999            2000                1999
                                                           ---------          ----------       ---------          ----------
                                                          (UNAUDITED)         (UNAUDITED)     (UNAUDITED)
Revenues:
  Software licenses ...............................         $  5,258          $     --          $ 69,520          $     --
  Internet licenses ...............................            2,218               894             5,869             1,735
  Services ........................................            2,467             1,929             6,800             4,718
  Hardware ........................................            1,000             1,658             3,897             4,829
  Other ...........................................              162                --               552                --
                                                            --------          --------          --------          --------
          Total revenues ..........................           11,105             4,481            86,638            11,282
Cost of revenues:
  Software licenses ...............................              903                --            12,936                --
  Internet licenses ...............................              620               266             1,483               523
  Services ........................................            1,281               859             3,387             2,226
  Hardware ........................................              702             1,259             2,732             3,984
  Other ...........................................               12                --                37                --
                                                            --------          --------          --------          --------
          Total cost of revenues ..................            3,518             2,384            20,575             6,733
                                                            --------          --------          --------          --------
Gross profit ......................................            7,587             2,097            66,063             4,549

Operating expenses:
  Technology and development ......................            6,246             3,068            18,280             7,526
  Sales and marketing .............................           11,355             9,755            43,995            23,820
  General and administrative ......................            2,807             1,959             7,234             4,083
  Stock-based compensation ........................             (424)            1,541               828             2,503
  Amortization of intangible assets ...............            4,521             1,616            11,475             1,616
  Restructuring charge ............................               --                --             1,600                --
                                                            --------          --------          --------          --------
          Total operating expenses ................           24,505            17,939            83,412            39,548
                                                            --------          --------          --------          --------
Loss from operations ..............................          (16,918)          (15,842)          (17,349)          (34,999)
Interest income ...................................            1,622               266             4,938               372
Interest expense ..................................              (53)              (42)              (85)             (141)
                                                            --------          --------          --------          --------
  Net loss ........................................         $(15,349)         $(15,618)         $(12,496)         $(34,768)
Preferred stock dividend ..........................               --                --           (16,506)               --
                                                            --------          --------          --------          --------
  Net loss attributable to common stockholders ....         $(15,349)         $(15,618)         $(29,002)         $(34,768)
                                                            ========          ========          ========          ========
Net loss per share:
  Basic and diluted ...............................         $  (0.34)         $  (3.80)         $  (0.67)         $  (8.93)
                                                            ========          ========          ========          ========

  Weighted average shares -- basic and diluted ....           45,704             4,106            43,404             3,892
                                                            ========          ========          ========          ========

                             See accompanying notes.

                                 LIGHTSPAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED OCTOBER  31,
                                                                                                2000               1999
                                                                                              ---------          ---------
                                                                                             (UNAUDITED)
OPERATING ACTIVITIES:
     Net loss .......................................................................         $ (12,496)         $ (34,768)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..............................................             1,230                865
         Gain on disposal of assets .................................................                --                 (1)
         Provision for doubtful accounts ............................................               313                364
         Amortization of intangible assets ..........................................            11,475              1,616
         Amortization of deferred stock-based compensation ..........................               828              2,503
         Change in deferred advertising expense .....................................               400                 --
         Restructuring charge, non-cash portion .....................................             1,038                 --
         Changes in operating assets and liabilities:
             Accounts receivable ....................................................             4,573             (1,391)
             Inventory ..............................................................            (1,381)              (160)
             Deferred cost of revenue ...............................................             8,709             (3,537)
             Deposits and other assets ..............................................              (516)              (639)
             Accounts payable .......................................................              (877)             1,557
             Deferred revenue .......................................................           (45,497)            20,583
             Accrued liabilities ....................................................            (3,750)             1,182
                                                                                              ---------          ---------
               Net cash flows used in operating activities ..........................           (35,951)           (11,826)
INVESTING ACTIVITIES:
     Purchase of short-term investments .............................................           (21,085)                --
     Maturities of short-term investments ...........................................            11,912                 --
     Purchase of property and equipment .............................................            (2,067)            (1,336)
     Proceeds from sale of fixed assets .............................................                --                  5
     Net cash paid for the acquisition of Edutest ...................................            (2,645)                --
     Net cash paid for the acquisition of LearningPlanet.com ........................              (200)                --
     Net cash paid for the acquisition of Academic ..................................                --               (802)
     Net cash paid for the acquisition of GlobalSchoolhouse .........................                --             (2,500)
     Net cash paid for the acquisition of StudyWeb ..................................                --             (1,000)
                                                                                              ---------          ---------
               Net cash flows used in investing activities ..........................           (14,085)            (5,633)
FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock ......................................                --             33,025
     Proceeds from issuance of common stock .........................................           113,634                 --
     Proceeds from  capital leases ..................................................                --                588
     Principal repayments on capital leases .........................................              (369)              (887)
     Principal repayments on notes payable ..........................................              (172)                --
     Net proceeds from exercise of stock options ....................................             1,106                262
                                                                                              ---------          ---------
               Net cash flows provided by financing activities ......................           114,199             32,988
                                                                                              ---------          ---------
     Increase in cash and cash equivalents ..........................................            64,163             15,529
     Cash and cash equivalents at beginning of period ...............................             5,033              7,143
                                                                                              ---------          ---------
     Cash and cash equivalents at end of period .....................................         $  69,196          $  22,672
                                                                                              =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid ..................................................................         $      85          $     140
                                                                                              =========          =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Deferred stock-based compensation ..............................................         $  (2,286)         $   8,547
                                                                                              =========          =========

     Conversion of convertible preferred stock into common stock ....................         $      52          $      --
                                                                                              =========          =========

     Issuance of common stock related to the acquisition of Academic ................         $   5,340          $   4,711
                                                                                              =========          =========

     Issuance of common stock as preferred stock dividend ...........................         $  16,506          $      --
                                                                                              =========          =========

     Issuance of common stock related to the acquisition of Edutest .................         $   9,000          $      --
                                                                                              =========          =========

     Additional consideration related to the acquisition of Edutest .................         $   2,000          $      --
                                                                                              =========          =========

     Issuance of common stock related to the acquisition of LearningPlanet.com ......         $     150          $      --
                                                                                              =========          =========

     Series E preferred stock issued in connection with the purchase of Academic ....         $      --          $  35,959
                                                                                              =========          =========

     Valuation of options and warrants issued in connection with the
       purchase of Academic .........................................................         $      --          $   1,818
                                                                                              =========          =========

     Additional consideration related to the acquisition of Academic ................         $      --          $   5,341
                                                                                              =========          =========

     Series E preferred stock issued for future advertising .........................         $      --          $     400
                                                                                              =========          =========

     Series E preferred stock issued for subscription receivable ....................         $      --          $  13,000
                                                                                              =========          =========

     Series E preferred stock issued in connection with the purchase of StudyWeb ....         $      --          $   1,085
                                                                                              =========          =========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements, which include the accounts of Lightspan, Inc. ("Lightspan" or the "Company") and its wholly owned subsidiaries, Academic Systems Corporation ("Academic") and Edutest, Inc. ("Edutest" or "eduTest.com"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended October 31, 2000 or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

ORGANIZATION AND BUSINESS ACTIVITY

        Lightspan was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc., completed a reincorporation in Delaware in January 2000 and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation(R) game console that the student uses to run the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. AcademicOnline 2000 is the Web-enhanced Interactive Mathematics and Interactive English product line which colleges may implement using client workstations that are located solely within an intranet, on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations. Academic.com is a complete Internet-based product offering that helps faculty create, manage and teach courses online and offers a complete suite of instructional tools, content and services. Edutest offers a combination of online assessment products and proprietary test questions, eduTest@School and eduTest@School Plus, covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district, the individual school, and the classroom levels.

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

        Lightspan sells its Lightspan Achieve Now licenses in three distinct grade clusters -- grades K through 2; grades 3 through 4; and grades 5 through
8. Each grade cluster includes 32 to 36 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. There are a total of 77 separate titles, some of which are included in more than one grade cluster. From fiscal 1997 through fiscal 2000, a number of these titles were under development at various stages in the development cycle. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be "completed," and considers titles still in the development cycle to be "as-yet uncompleted." As of January 31, 2000, 72 of the 77 titles had been completed and five of the 77 titles were as-yet uncompleted.

        As of April 30, 2000, the Company completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $46,447,000 of revenue previously deferred, and the recognition of $8,408,000 of previously deferred expenses as cost of revenue, pursuant to SOP 97-2 as discussed below. During the three months ended April 30, 2000, the Company also deferred revenue of $380,000 relating to the shipment of Lightspan Achieve Now licenses in the as-yet uncompleted grades 3 through 4 and grades 5 through 8 grade clusters used on a PC platform. In July 2000, the Company completed and shipped the remaining titles in grade clusters 3 through 4 and 5 through 8 used on a PC platform. This resulted in the recognition of the remaining deferred revenue balance of $2,048,000 and the related cost of revenue balance of $370,000.

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

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company currently recognizes revenue in compliance with SAB 101 and does not expect the adoption will have a material effect on the Company's financial position and results of operation.

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

        Historically, Lightspan has not experienced material customer cancellations, forfeitures or discontinuations of licenses.

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

        The aggregate purchase price, including the 228,561 hold-back shares valued at $2.0 million and excluding the $2.5 million in earnout payments, totaled $13,649,835 as follows:

Valuation of common stock issued ...........................         $ 9,000,000
Valuation of hold-back shares ..............................           2,000,000
Acquisition costs ..........................................             287,335
Cash paid to Edutest shareholders ..........................           1,308,946
Cash paid in satisfaction of certain Edutest liabilities ...           1,053,554
                                                                     -----------
Aggregate purchase price ...................................         $13,649,835
                                                                     ===========

        The purchase price was allocated to the assets acquired, consisting principally of intangible assets and goodwill, which are being amortized over useful lives of three years.

        ACQUISITION OF LEARNINGPLANET.COM

        On May 26, 2000, Lightspan acquired LearningPlanet.com, a popular education Web destination for kids and their parents. The acquisition augmented the extensive collection of preschool through high school curriculum-based learning activities already available in Lightspan's Internet products and services. LearningPlanet.com features creative and instructional learning activities in mathematics and language arts. Launched in June 1999, LearningPlanet.com has focused on creating activities for kids that are both entertaining and educational. The transaction was structured as an asset purchase, with Lightspan acquiring the LearningPlanet.com Web site and related technology and assets in exchange for a combination of up to $450,000 in Lightspan common stock and cash.

3. STOCKHOLDERS' EQUITY

        Upon the completion of Lightspan's initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock (after application of certain "net exercise" provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). As a result, on February 15, 2000, Lightspan accounted for the intrinsic value of the Springing Warrants as a preferred stock dividend of $16,506,000.

4. COMPREHENSIVE LOSS

        For the three months ended October 31, 2000 and 1999, comprehensive loss was $15,340,000 and $15,618,000, respectively. For the nine months ended October 31, 2000 and 1999, comprehensive loss was $12,499,000 and $34,768,000, respectively. The difference between net loss and comprehensive loss for the three and nine months ended October 31, 2000 was due to net unrealized gains (losses) on available-for-sale securities of $9,000 and ($3,000), respectively. There were no net unrealized holding losses for the three and nine months ended October 31, 1999.

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

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

        The assets and results of operations of Global Schoolhouse, Study Web, LearningPlanet.com and Edutest, including the related amortization of intangible assets, are included in the K-12 Internet segment. The following information is for the Lightspan Achieve Now, K-12 Internet, and Higher Education segments (in thousands):

                                                                           THREE MONTHS ENDED OCTOBER 31, 1999
                                                           ----------------------------------------------------------------
                                                           LIGHTSPAN
                                                            ACHIEVE            K-12            HIGHER
                                                              NOW            INTERNET         EDUCATION        CONSOLIDATED
                                                           ---------         --------         ---------        ------------
Revenues from external customers .................         $  3,587          $    405          $    489          $  4,481
Interest income (expense), net ...................              211                16                (3)              224
Depreciation and amortization ....................              235                11                25               271
Segment loss from operations .....................           (9,151)           (4,538)           (2,153)          (15,842)
Segment assets ...................................           42,600             5,163            51,004            98,767
Other significant non cash items:
  Deferred stock compensation ....................              249               313               204               766
  Amortization of deferred stock compensation ....            1,008               521                12             1,541


                                                                              THREE MONTHS ENDED OCTOBER 31, 2000
                                                           --------------------------------------------------------------------
                                                           LIGHTSPAN
                                                            ACHIEVE             K-12              HIGHER
                                                              NOW             INTERNET           EDUCATION         CONSOLIDATED
                                                           ---------          ---------          ---------         ------------
Revenues from external customers .................         $   7,788          $   1,629          $   1,688          $  11,105
Interest income, net .............................             1,296                273                 --              1,569

Depreciation and amortization ....................               334                 17                107                458
Segment loss from operations .....................            (4,249)            (6,871)            (5,798)           (16,918)
Segment assets ...................................           121,042             17,491             29,975            168,508
Other significant non cash items:
  Deferred stock compensation ....................              (151)            (1,316)               (25)            (1,492)
  Amortization of deferred stock compensation ....               275               (703)                 4               (424)
  Amortization of intangible assets ..............                --              1,607              2,914              4,521

                                                                              NINE MONTHS ENDED OCTOBER 31, 1999
                                                           --------------------------------------------------------------------
                                                           LIGHTSPAN
                                                            ACHIEVE             K-12              HIGHER
                                                              NOW             INTERNET           EDUCATION         CONSOLIDATED
                                                           ---------          ---------          ---------         ------------
Revenues from external customers .................         $   9,547          $   1,246          $     489          $  11,282
Interest income (expense), net ...................               218                 17                 (3)               232
Depreciation and amortization ....................               822                 18                 25                865
Segment loss from operations .....................           (23,557)            (9,289)            (2,153)           (34,999)
Segment assets ...................................            42,600              5,163             51,004             98,767
Other significant non cash items:
  Deferred stock compensation ....................             5,237              3,107                204              8,548
  Amortization of deferred stock compensation ....             1,569                922                 12              2,503
  Amortization of intangible assets ..............                --                137              1,479              1,616

                                                                              NINE MONTHS ENDED OCTOBER 31, 2000
                                                           --------------------------------------------------------------------
                                                           LIGHTSPAN
                                                            ACHIEVE             K-12              HIGHER
                                                              NOW             INTERNET           EDUCATION         CONSOLIDATED
                                                           ---------          ---------          ---------         ------------
Revenues from external customers .................         $  76,359          $   3,635          $   6,644          $  86,638
Interest income (expense), net ...................             4,229                625                 (1)             4,853
Depreciation and amortization ....................               921                 49                260              1,230
Restructuring charge .............................                --              1,600                 --              1,600
Segment income (loss) from operations ............            25,575            (27,602)           (15,322)           (17,349)
Segment assets ...................................           121,042             17,491             29,975            168,508
Other significant non cash items:
  Deferred stock compensation ....................              (913)            (1,326)               (46)            (2,285)
  Amortization of deferred stock compensation ....               871                (93)                50                828
  Amortization of intangible assets ..............                --              2,780              8,695             11,475

6. RESTRUCTURING

        In July 2000, the Company completed a restructuring plan designed to refocus its sales and marketing efforts away from its free Internet products and toward its subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus, which resulted in a $1.6 million charge. The restructuring charge included $1.2 million in involuntary termination benefits relating to the termination of 14 employees in August 2000. The Company also accrued exit costs of $0.4 million relating to contractual obligations for services associated with its free Internet site that will no longer be used to generate revenue for the Company. As of October 31, 2000, the Company had paid $0.5 million in involuntary termination benefits and exit costs and anticipates paying the remaining costs through the first quarter of fiscal 2003.

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

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in this Item 2 and in our 2000 Annual Report on Form 10-K.

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

REVENUE RECOGNITION

        Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the "Notes to Consolidated Financial Statements", which caused a substantial change in our revenue recognition for Lightspan Achieve Now licenses. Under SOP 97-2, we were unable to recognize any Lightspan Achieve Now license fees as revenue until we shipped the final title which we planned to provide to all existing customers for no additional charge. Therefore, we deferred revenue recognition for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. Through July 31, 2000, we completed and shipped all Lightspan Achieve Now titles resulting in the recognition, during the first two quarters of fiscal year 2001 (ended July 31, 2000), of $48.1 million of revenue previously deferred. As we have completed and shipped all Lightspan Achieve Now titles, we are now able to recognize revenue from Lightspan Achieve Now licenses upon shipment.

        To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the nine months ended October 31, 2000, we recognized $8.7 million in cost of license revenue when we recognized the related $48.1 million in revenue.

        The following table shows the activity in license revenue and cost of license revenue deferred pursuant to SOP 97-2 for the three and nine months ended October 31, 2000 and 1999, respectively, (in thousands):


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               OCTOBER 31,                       OCTOBER 31,
                                                           ---------------------         --------------------------
                                                           2000           1999             2000              1999
                                                           ----         --------         --------          --------
DEFERRED LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ..............................         $ --         $ 33,058         $ 48,110          $ 20,717
  Deferred during the period .....................           --            7,149              384            19,490
  Recognized during the period ...................           --               --          (48,494)               --
                                                           ----         --------         --------          --------
    Ending balance ...............................         $ --         $ 40,207         $     --          $ 40,207
                                                           ====         ========         ========          ========
DEFERRED COST OF LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ..............................         $ --         $  5,863         $  8,709          $  3,555

  Deferred during the period .....................           --            1,230               70             3,538
  Recognized during the period ...................           --               --           (8,779)               --
                                                           ----         --------         --------          --------
    Ending balance ...............................         $ --         $  7,093         $     --          $  7,093
                                                           ====         ========         ========          ========


RESULTS OF OPERATIONS

        Operating Losses. We have incurred significant losses since our inception and, as of October 31, 2000, have an accumulated deficit of approximately $206.5 million. We expect to continue to incur substantial operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus. Also, in July 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million during the first two quarters of fiscal year 2001 (ended July 31, 2000) in previously deferred revenue pursuant to SOP 97-2, resulting in an operating loss of $17.3 million for the nine months ended October 31, 2000. The operating results in the first three quarters of fiscal 2001 are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for any future periods.

COMPARISON OF THREE AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

REVENUES

        We generate software and Internet license revenue, service revenue, hardware revenue and other revenue. Our total revenues increased to $11.1 million for the three months ended October 31, 2000 from $4.5 million for the three months ended October 31, 1999. The increase of $6.6 million was a result of a $6.4 million increase in license revenues and increases of $0.5 million in service revenue and $0.2 million in other revenue, offset by a $0.5 million decrease in hardware revenue, as described below. Our total revenues increased to $86.6 million for the nine months ended October 31, 2000 from $11.3 million for the nine months ended October 31, 1999. The increase of $75.3 million was a result of the recognition of $48.1 million in revenue previously deferred, $25.4 million in additional software license revenue for licenses sold during the period, and increases of $2.1 million in service revenue and $0.6 million in other revenue, offset by a $0.9 million decrease in hardware revenue, as described below.

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

        In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, we allocate the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to us. The objective evidence for each element is based on the respective list prices of each element when sold or offered for sale separately. Historically, we have not experienced customer cancellations, forfeitures or discontinuations of licenses. Our revenues from sales of Lightspan Achieve Now consist of license, service and hardware revenues, although from February 1, 1998 through July 31, 2000, we had deferred recognition of certain license revenues, as described above in "Revenue Recognition".

        Our total license revenues grew to $7.5 million for the three months ended October 31, 2000 from $0.9 million for the three months ended October 31, 1999. The $6.6 million increase related to the shipment of $4.4 million in Lightspan Achieve Now licenses, $1.1 million from sales of Academic software and Internet licenses, $0.9 million from sales of subscriptions for The Lightspan Network and $0.2 million from sales of eduTest.com licenses.

        Our total license revenue grew to $75.4 million for the nine months ended October 31, 2000 from $1.7 million for the nine months ended October 31, 1999. The $73.7 million increase related to our recognition of $48.1 million of Lightspan Achieve Now revenue previously deferred pursuant to SOP 97-2, the shipment of $17.7 million in

Lightspan Achieve Now licenses, $6.0 million from sales of Academic licenses, $1.6 million from sales of subscriptions for The Lightspan Network and $0.3 million from sales of eduTest.com licenses.

        Due to our adoption of SOP 97-2 on February 1, 1998, we did not record any license revenues related to Lightspan Achieve Now in fiscal 2000 or 1999. In the six months ended July 31, 2000, we completed and shipped the remaining Lightspan Achieve Now titles in all grade clusters used on both the PlayStation game console and on a PC platform, resulting in the recognition of the total Lightspan Achieve Now revenue previously deferred, pursuant to SOP 97-2. During the three months ended October 31, 2000, we shipped and recognized Lightspan Achieve Now licenses in the amount of $4.4 million. This represented a 38% decrease over $7.1 million in shipments which were entirely deferred for the three months ended October 31, 1999. This decrease was due to delays in distribution of Federal Title I funding to schools and greater than expected sales of Internet subscriptions. During the nine months ended October 31, 2000, we recognized Lightspan Achieve Now license revenue in the amount of $17.7 million. This represented a 9% decrease in revenue over $19.5 million in revenue which was entirely deferred for the nine months ended October 31, 1999. This decrease was due to lost sales attributable to customer concerns over possible delivery delays of PlayStation game console, greater than expected sales of Internet subscriptions and delays in distribution of Federal Title I funding to schools.

        Our license revenue also increased $1.1 million for the three months ended October 31, 2000 from $0.5 million for the three months ended October 31, 1999 and increased $6.0 million for the nine months ended October 31, 2000, from $0.5 million for the nine months ended October 31, 1999, due to Academic software and Internet license revenue. Revenue for the three and nine months ended October 31, 1999 represents revenue since September 20, 1999, the date the acquisition of Academic was consummated. Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As we are not contractually obligated to provide further service after delivery of the license, we recognize the full sales value of Academic license revenue upon completion of the criteria defined in SOP 97-2.

        Our revenues from subscription fees for The Lightspan Network increased 218% to $1.3 million for the three months ended October 31, 2000 from $0.4 million for the three months ended October 31, 1999 and increased 125% to $2.8 million for the nine months ended October 31, 2000 from $1.2 million for the nine months ended October 31, 1999. This was due primarily to an increase in the number of subscribers to The Lightspan Network resulting in part from the increased focus of our sales force on promoting The Lightspan Network. We recognize revenue from subscriptions to The Lightspan Network ratably over the term of the subscription agreement. Subscription licenses are for a one-year term, and are paid in advance.

        Our revenues from sales of eduTest.com licenses were $0.2 million for the three months ended October 31, 2000 and $0.3 million from the period beginning June 23, 2000, the date of our acquisition of Edutest, through October 31, 2000. We recognize revenue from eduTest.com licenses ratably over the term of the license agreement. Licenses are for a one-year term, and are paid in advance.

        Service Revenues. Our service revenues increased 28% to $2.5 million for the three months ended October 31, 2000 from $1.9 million for the three months ended October 31, 1999 due primarily to an increase in the hourly service billing rates and an increased focus on sales of additional services, partially offset by the decrease in sales of Lightspan Achieve Now licenses and the related decrease in services. Our service revenues increased 44% to $6.8 million for the nine months ended October 31, 2000 from $4.7 million for the nine months ended October 31, 1999 due primarily to the above increases, partially offset by the decrease in sales of Lightspan Achieve Now licenses and the related decrease in services. We derive service revenues from implementation services and training for our Lightspan Achieve Now curriculum that is provided by our professional development team and, to a lesser extent, from telephone support and maintenance. All customers that purchase our Lightspan Achieve Now curriculum also purchase service and support. This service and support are paid for in advance and initially recorded as deferred revenues. Service revenues are recognized when services are performed, in accordance with the standard implementation, training, service, and evaluation plans that we establish for the customer. Revenues from telephone support and maintenance arrangements are recognized ratably over the one-year term of the support and maintenance agreements.

        Hardware Revenues. Our hardware revenues decreased 40% to $1.0 million for the three months ended October 31, 2000 from $1.7 million for three months ended October 31, 1999 due primarily to a decrease in sales of

Lightspan Achieve Now licenses. Our hardware revenues decreased 19% to $3.9 million for the nine months ended October 31, 2000 from $4.8 million for the nine months ended October 31, 1999, due primarily to a decrease in the sales of Lightspan Achieve Now licenses. Additionally, in the three and nine months ended October 31, 2000, under our refurbish program, for a limited time we sold refurbished PlayStation game consoles at a discount from the original price and included related accessories at no additional charge, which contributed to the decrease in hardware revenues. We derive hardware revenues from the sale of the PlayStation game console and accessories. We recognize hardware revenues after a definitive purchase order has been received, the product has been shipped and collection of the sales price is considered probable. Substantially all of our Lightspan Achieve Now customers also purchase the PlayStation game console.

        Other Revenues. Other revenue for the three and nine months ended October 31, 2000 was $0.2 million and $0.6 million, respectively. Beginning in February 2000, we derived other revenues from site sponsorship agreements, whereby we provide certain online exposure by promoting the products and services of site sponsors on our Lightspan.com Web site. We also provide other offline promotions such as providing name or logo placement on selected Lightspan.com consumer and trade advertising and giving site sponsorship credits at technology and education trade shows we participate in throughout the terms of the site sponsorship agreements. We recognize site sponsorship revenue over the term the services are provided.

COST OF REVENUES

        Our cost of revenues includes software license costs, Internet license costs, service costs and hardware costs. Software license costs represent costs for assembly, distribution and materials for CD-ROMs, packaging and print material costs and costs for third-party royalties and third-party content. Internet license costs represent cost for server and network fees. Service costs represent labor costs and overhead related to professional development personnel. Hardware costs represent costs for the PlayStation game console and related accessories.

        Our cost of revenues increased to $3.5 million for the three months ended October 31, 2000 from $2.4 million for the three months ended October 31, 1999. The $1.1 million increase was due to $1.3 million in cost of license revenues and $0.4 million in cost of service revenue, offset by a decrease of $0.6 million in cost of hardware revenue, as described below. Gross margin as a percentage of total revenues was 68% and 47% for the three months ended October 31, 2000 and 1999, respectively, as described below.

        Our cost of revenues increased to $20.6 million for the nine months ended October 31, 2000 from $6.7 million for the nine months ended October 31, 1999. The $13.4 million increase was due to $13.9 million in cost of license revenues and an $1.1 million in cost of service revenue, offset by a decrease of $1.3 million in cost of hardware revenue, as described below. Gross margin as a percentage of total revenues was 76% and 40% for the nine months ended October 31, 2000 and 1999, respectively. This increase in gross margin was due to the higher gross margin on revenue derived from sales of Lightspan Achieve Now licenses, which was entirely deferred for the three and nine months ended October 31, 1999.

        Cost of License Revenues. Our cost of license revenues increased to $1.5 million for the three months ended October 31, 2000 from $0.2 million for the three months ended October 31, 1999. This $1.3 million increase was due to $0.7 million in Lightspan Achieve Now cost of license revenues, $0.3 million in Academic cost of license revenues and $0.2 million in cost of license revenues for subscriptions to The Lightspan Network. Our cost of license revenues increased to $14.4 million for the nine months ended October 31, 2000 from $0.5 million for the nine months ended October 31, 1999. The $13.9 million increase was due to the recognition of $9.0 million of Lightspan Achieve Now cost of licenses previously deferred pursuant to SOP 97-2, the shipment of $3.0 million in Lightspan Achieve Now cost of license revenues, $1.2 million in Academic cost of license revenues, $0.6 million in cost of license revenues for subscriptions to The Lightspan Network and $0.1 million in cost of license revenues for eduTest.com licenses.

        Because we deferred all revenue related to shipments of Lightspan Achieve Now in both fiscal 2000 and 1999, we also deferred the related cost of revenue. In the nine months ended October 31, 2000, we completed and shipped the remaining Lightspan Achieve Now titles in all grade clusters used on both the PlayStation game console and on a PC platform, resulting in the recognition of the total cost of licenses previously deferred, pursuant to SOP 97-2. During the three months ended October 31, 2000, we sold Lightspan Achieve Now licenses, representing $0.7 million in cost of revenue. This represents a 39% decrease over $1.2 million in shipments which were entirely deferred for the three months ended October 31, 1999. Gross margin on Lightspan Achieve Now license revenues and cost of license revenues shipped and recognized for the three months ended October 31, 2000 remained consistent at 83% compared to Lightspan Achieve Now license revenues and cost of license revenues shipped and not recognized for the three months ended October 31, 1999. During the nine months ended October 31, 2000, we sold Lightspan Achieve Now licenses representing $3.0 million in cost of revenue. This represents a 15% decrease over $3.5 million in Lightspan Achieve Now cost of licenses sold, which were entirely deferred for the nine months ended October 31, 1999. Gross margin on Lightspan Achieve Now license revenues and cost of license revenues recognized for the nine months ended October 31, 2000 and on license revenues and cost of license revenues which were entirely deferred pursuant to SOP 97-2 for the nine months ended October 31, 1999 remained relatively consistent.

        Our cost of license revenue also increased by $0.3 million for the three months ended October 31, 2000 from $0.1 million for the three months ended October 31, 1999 and increased $1.2 million for the nine months ended October 31, 2000, from $0.1 million for the nine months ended October 31, 1999 due to Academic software and Internet cost of license revenue. Cost of revenue for the three and nine months ended October 31, 1999 represents cost of revenue since September 20, 1999, the date the acquisition of Academic was consummated. Gross margin for Academic as a percentage of license revenues was 75% and 80% for the three and nine months ended October 31, 2000, respectively compared to 70% for the three and nine months ended October 31, 1999 which represents costs of revenue since September 20, 2000, the date the acquisition of Academic was consummated, due to the higher gross margins associated with Academic Internet licenses that we offered beginning in the quarter ended July 31, 2000.

        Our cost of revenues for subscriptions to The Lightspan Network increased 152% to $0.3 million for the three months ended October 31, 2000 from $0.1 million for the three months ended October 31, 1999 and increased 164% to $1.0 million for the nine months ended October 31, 2000 from $0.4 million for the nine months ended October 31, 1999. This growth was due primarily to an increase in the number of subscriptions and an increase in server costs. Gross margin as a percentage of subscription fee revenues from The Lightspan Network increased to 76% for the three months ended October 31, 2000 from 70% for the three months ended October 31, 1999. This increase was primarily due to an increase in the selling price of The Lightspan Network subscription from $2,500 in the three months ended October 31, 1999 to $3,000 the three months ended October 31, 2000. Gross margin as a percentage of subscription fee revenues from The Lightspan Network decreased to 64% for the nine months ended October 31, 2000 from 70% for the nine months ended October 31, 1999. This decrease was primarily due to us offering volume discounts for customers purchasing multiple subscriptions and increased server costs, partially offset by the above increase in gross margin during the three months ended October 31, 2000.

        Cost of Service Revenues. Our cost of service revenues increased 49% to $1.3 million for the three months ended October 31, 2000 from $0.9 million for three months ended October 31, 1999 and increased 52% to $3.4 million for the nine months ended October 31, 2000 from $2.2 million for nine months ended October 31, 1999. The increases were primarily due to an increase in professional services and support personnel to accommodate the growth in sales of Lightspan Achieve Now licenses and related services. Gross margin as a percentage of service revenues decreased to 48% for the three months ended October 31, 2000 from 55% for the three months ended October 31, 1999 and decreased to 50% for the nine months ended October 31, 2000 from 53% for the nine months ended October 31, 1999 due primarily to increased expenses associated with delivering the service.

        Cost of Hardware Revenues. Our cost of hardware revenues decreased 44% to $0.7 million for the three months ended October 31, 2000 from $1.3 million for three months ended October 31, 1999 and decreased 31% to $2.7 million for the nine months ended October 31, 2000 from $4.0 million for nine months ended October 31, 1999 primarily due to a decrease in the sales of our Lightspan Achieve Now licenses. Additionally, in the three and nine months ended October 31, 2000, under our refurbish program, we purchased refurbished PlayStation game consoles at a discount from the original PlayStation game console, contributing to the decrease in cost of hardware revenues for the three and nine months ended October 31, 2000. Gross margin as a percentage of hardware revenues increased to 30% for the three months ended October 31, 2000 from 24% for the three months ended October 31, 1999 and increased to 30% for the nine months ended October 31, 2000 from 17% for the nine months ended October 31, 1999. The increases in gross margin were due to a decrease in the cost of the PlayStation game console and related accessories, partially offset by our refurbish program, whereby for a limited time we sold the refurbished

PlayStation game consoles at a discount from the original price and included related accessories at no additional charge.

EXPENSES

        Technology and Development. Our technology and development expenses increased 104% to $6.2 million for the three months ended October 31, 2000 from $3.1 million for three months ended October 31, 1999 and increased 143% to $18.3 million for the nine months ended October 31, 2000 from $7.5 million for nine months ended October 31, 1999. This was due to our hiring of additional personnel, temporary consulting, and related costs for Web site design and development of our Internet business as we expand our product offerings, and the addition of Academic's technology and development expense of $1.6 million and $4.5 million for the three and nine months ended October 31, 2000, respectively.

        Our technology and development costs consist primarily of payroll and related costs for design, art, production, development, maintenance and testing of our Lightspan Achieve Now curriculum and for performing Web site design, development, enhancement, and testing which are properly expensed as incurred pursuant to FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and EITF 00-2, Accounting for Web Site Development Costs. We regularly evaluate these expenses under FAS 86 and EITF 00-2 in order to determine their proper treatment. We believe that continued investment in Web site development is critical to attain our strategic objectives and, therefore, anticipate that Web site development expenses will increase significantly in future periods.

        Sales and Marketing. Our sales and marketing expenses increased 16% to $11.4 million for the three months ended October 31, 2000 from $9.8 million for the three months ended October 31, 1999, and increased 85% to $44.0 million for the nine months ended October 31, 2000 from $23.8 million for the nine months ended October 31, 1999. This was due to an increase in sales and marketing personnel and promotional activities connected to the launch of Lightspan.com and the related $5.0 million television campaign in the first quarter of fiscal 2001, the continued promotion of Lightspan Achieve Now and the addition of Academic sales and marketing expense of $1.9 million and $6.0 million for the three and nine months ended October 31, 2000, respectively.

        Our sales and marketing expenses consist primarily of salaries, commissions, bonuses, related payroll and travel costs, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. In addition, sales and marketing expenses related to our free Internet products have recently accounted for a large portion of our overall sales and marketing expenses. As expected. overall sales and marketing expenses decreased in the third quarter of fiscal 2001 as we refocused our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus. Although our overall sales and marketing expenses have decreased in the short term, we intend to continue to pursue aggressive branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our subscription Internet products, and accordingly, we believe our sales and marketing expenses for these products will increase following the third quarter of fiscal 2001.

        General and Administrative. Our general and administrative expenses increased 43% to $2.8 million for the three months ended October 31, 2000 from $2.0 million for the three months ended October 31, 1999, and increased 77% to $7.2 million for the nine months ended October 31, 2000 from $4.1 million for the nine months ended October 31, 1999. This was due primarily to personnel and related costs resulting from our increased infrastructure, system support, corporate expenses associated with being a public company including legal and accounting fees and $0.3 million and $1.0 million in expenses from Academic for the three and nine months ended October 31, 2000, respectively.

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

        Stock-Based Compensation. During the three months ended October 31, 2000 and 1999, we recorded $0 and $0.8 million, respectively, in deferred stock stock-based compensation and during the nine months ended October 31, 2000 and 1999, we recorded $0.1 million and $8.5 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted. In addition, during the three and nine months ended October 31, 2000, we reduced stock-based compensation related to the forfeiture of stock options by terminated employees in the amount of $1.5 million and $2.4 million, respectively, $1.4 million of which related to our restructuring in July 2000. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. The net amortization of deferred stock-based compensation expense was approximately ($0.4) million and $1.5 million for the three months ended October 31, 2000 and 1999, respectively and approximately $0.8 million and $2.5 million for the nine months ended October 31, 2000 and 1999, respectively. As of October 31, 2000, there was approximately $2.1 million to be amortized in future periods.

        Amortization of Intangible Assets. In connection with the acquisitions of Academic, Global Schoolhouse and StudyWeb in the third quarter of fiscal 2000, and LearningPlanet.com and Edutest in the second quarter of fiscal 2001, we recorded intangible assets totaling an aggregate of approximately $68.9 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of intangible assets totaled $4.5 million and $1.6 million for the three months ended October 31, 2000 and 1999, respectively, and $11.5 million and $1.6 million for the nine months ended October 31, 2000 and 1999, respectively. We expect to record annual amortization expense related to these acquisitions of approximately $16.3 million for fiscal year 2001, $18.7 million for fiscal year 2002, $18.4 million for fiscal 2003, $9.8 million for fiscal 2004, $0.3 million for each fiscal year from 2005 through 2009, and approximately $0.2 million for fiscal 2010.

        Restructuring. In July 2000, we completed a restructuring plan designed to refocus our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus, which resulted in a $1.6 million charge. The restructuring charge included $1.2 million of involuntary termination benefits relating to the termination of 14 employees in August 2000. We also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with our free Internet site that will no longer be used to generate revenue for us. Through October 31, 2000, we have paid $0.5 million in involuntary termination benefits and exit costs. We anticipate paying the remaining involuntary termination benefits and exit costs through the first quarter of fiscal 2003.

        As we have experienced significant customer interest and acceptance of our subscription Internet services, with many schools looking for web content to deliver on infrastructures that were installed with available funding, we decided to emphasize the subscription part of our K-12 Internet business and reduce the heavy promotional spending necessary to generate consumer traffic for our free site, Lightspan.com. These changes should allow us to reduce spending and focus on earlier profitability.

        With the restructuring described above, we anticipate in fiscal 2001 a reduction in expenses of the following: technology and development by $0.4 million, sales and marketing expenses by $2.5 million, general and administrative expenses by $1.5 million and stock-based compensation expense by $1.0 million. The decrease in stock-based compensation expense in the period of forfeiture related to the forfeiture of stock options by terminated employees in August 2000. We anticipate the restructuring to reduce fiscal 2002 expenses related to technology and development by $6.7 million, sales and marketing expenses by $10.3 million, general and administrative expenses by $1.7 million and stock-based compensation expense by $0.2 million. The reductions were fully implemented during the quarter ended October 31, 2000.

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

        Interest Income (Expense). Our net interest income was $1.6 million for the three months ended October 31, 2000 and $4.9 million for the nine months ended October 31, 2000 as a result of investing the proceeds from our initial public offering in short term, interest-bearing, investment grade securities.

SPRINGING WARRANTS

        Upon the completion of our initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share (the "Springing Warrants") converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock (after application of certain "net exercise" provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). As a result, on February 15, 2000, we accounted for the intrinsic value of the Springing Warrants as a preferred stock dividend of $16.5 million. Such amount also increased the net loss per share applicable to common stockholders for the nine months ended October 31, 2000 and will increase the net loss or decrease the net income applicable to common stockholders for periods including February 15, 2000.

LEGAL MATTERS

        In July 1996, a former employee commenced legal action against us, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, we entered into a settlement agreement and release with the plaintiff, the terms of which are subject to confidentiality provisions. In the nine months ended October 31, 2000, we paid the remaining settlement costs and legal fees of approximately $0.6 million for a total of $1.6 million in legal and settlement costs related to this case.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through January 2000, we financed our operations and met our capital expenditure requirements primarily with the net proceeds from private sales of equity securities totaling approximately $143.6 million. On February 15, 2000, we completed our initial public offering of 7,500,000 shares of common stock at an initial offering price of $12.00 per share. We also completed private placement offerings concurrently with our initial public offering with CINAR, Cox Communications and Gateway Companies, Inc. for 833,333, 1,041,667 and 250,000 shares, respectively. The proceeds from these offerings after deducting the underwriting discount and commissions and offering expenses and payment of financial advisory fees relating to our private placements was approximately $106.0 million. In March 2000, the underwriters exercised 655,150 shares of their overallotment option for total proceeds, net of discounts and commissions, of $7.3 million. At October 31, 2000, we had $69.2 million of cash and cash equivalents and $25.3 million in short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs.

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

        Net cash used in operating activities was $36.0 million for the nine months ended October 31, 2000 and $11.8 million for the nine months ended October 31, 1999. Net cash used during these periods was primarily to fund technology and development, sales and marketing, including promotion of Lightspan.com, and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now and Academic curriculum and Internet products and services. We expect our negative operating cash flow to continue for the foreseeable future.

        Net cash used in investing activities was $14.1 million for the nine months ended October 31, 2000 relating primarily to the purchases, offset by maturities, of short-term investments purchased with proceeds from our initial public offering, $2.1 million in purchases of property and equipment and $2.8 million related to the acquisitions of Edutest and LearningPlanet.com. Net cash used in investing activities for the nine months ended October 31, 1999 was $5.6 million relating primarily to $4.3 million in cash paid for the acquisitions of Academic, GlobalSchoolhouse and StudyWeb and $1.3 million in purchases of property and equipment.

        Net cash provided by financing activities was $114.2 million for the nine months ended October 31, 2000, relating primarily to the proceeds from our initial public offering, private placements and the underwriter's exercise of their overallotment option. Net cash provided by financing activities was $33.0 million for the nine months ended October 31, 1999 related primarily to proceeds from the issuance of preferred stock.

        In April 2000, our line of credit with a financial institution, of $10.0 million or 75% of eligible accounts receivable, with interest at the bank's prime rate plus 1.5% and collateralized by substantially all of our assets, expired without renewal. We did not renew the line of credit as a result of the cash reserves provided by the proceeds from our initial public offering. We are currently evaluating the need for future lines of credit.

        In April 1999, we entered into a $1.0 million capital lease line with a financial institution to finance the purchase of capital equipment at an 8.8% interest rate over a 42-month period with a purchase option. In September 2000, the capital lease line expired.

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

        On June 23, 2000, we acquired Edutest, Inc., a provider of Internet-based educational testing and assessment products, for a combination of cash and shares of our common stock with a value of up to $15.9 million. The aggregate consideration received by Edutest's shareholders at closing was $2.4 million in cash, $1.3 million of which was paid to common shareholders, and the remaining $1.1 million of which was paid in satisfaction of various obligations of Edutest, and 1,028,543 shares of our common stock which had a value of $9.0 million assuming a per share price of $8.75. In addition, we may issue up to 228,561 shares of our common stock eighteen months from June 23, 2000 and may issue up to $2.5 million in stock shortly after July 31, 2001 if Edutest meets certain revenue based performance criteria. The acquisition was accounted for as a purchase.

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

        As of October 31, 2000, we believe that our cash and cash equivalents and the net proceeds from our initial public offering and private placements will be sufficient to fund our operations for at least the next 12 months. Despite our expectations, we may need to raise additional capital before the end of the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at October 31, 2000 or 1999 due to the short-term nature of our investments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

        In August 2000, we issued 3,016 shares of our common stock to Institutional Venture Partners V, L.P. and 61 shares of our common stock to Institutional Venture Management V, L.P. upon exercise of warrants held by them. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

        The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of our common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, Thomas Weisel Partners LLC, and U.S. Bancorp Piper Jaffray Inc. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.3 million. Net proceeds to us were $88.7 million. From the time of receipt through October 31, 2000, we applied $172,000 of the net proceeds to repay debt and we used $36.0 million of the proceeds in operating activities including $5.0 million to promote the launch of our Lightspan.com Web site. We invested $2.8 million in the acquisitions of LearningPlanet.com and Edutest, and purchased property and equipment in the amount of $2.1 million. We invested the remaining proceeds in short-term, interest-bearing, investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER MATTERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Current Reports on Form 8-K

        We did not file any current reports on Form 8-K for the quarter ended October 31, 2000.

(b) Exhibits

        The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

    Footnote          Exhibit
       No.               No.                     Description
---------------- ----------------- ---------------------------------------------
       1                27         Financial Data Schedule.

------------
     1    Filed with this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 2000.

                                      Lightspan, Inc.

                                      By: /s/ CARL ZEIGER
                                         ---------------------------------------
                                            Carl Zeiger,
                                          President, Chief
December 14, 2000                        Operating  Officer,
                                       Interim Chief Financial
                                        Officer and Director