Form 10-Q/A
period 2000-04-30
LIGHTSPAN INC
filed 2001-04-27
CIK 1097892

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                INTRODUCTORY NOTE


        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on June 14, 2000, is being filed to amend the stock based compensation expense in Items 1 and 2 from $901,000 to $936,000 with no impact on basic and diluted earnings per share. This Amendment No. 1 also amends the Registrant's segment reporting. This Form 10-Q/A amends the Company's Form 10-Q as filed on June 14, 2000 only to the extent of the additions and information included in this report.

                                 LIGHTSPAN, INC
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                    PAGE
PART I..............................................................................................   3
    Item 1.   Consolidated Financial Statements.....................................................   3
    Item 2.   Management's Discussion and Analysis of Financial Condition and Operating Results.....   11
Signatures..........................................................................................   20

PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                 LIGHTSPAN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    APRIL 30,         JANUARY 31,
                                                                                      2000               2000
                                                                                   (UNAUDITED)           (NOTE)
                                                                                   ------------       ------------
   ASSETS
   Current assets:
     Cash and cash equivalents ..............................................      $    101,510       $      5,033
     Short-term investments .................................................            14,306             16,132
     Accounts receivable, less allowance for doubtful accounts of
      $678 and $651 at April 30, 2000 and January 31, 2000,  respectively ...            12,134             15,683
     Finished goods inventory ...............................................             1,810              1,116
     Deferred cost of revenue ...............................................               371              8,709
     Other current assets ...................................................             1,699              2,306
                                                                                   ------------       ------------
            Total current assets ............................................           131,830             48,979

   Property and equipment, net ..............................................             3,639              3,254
   Deposits and other assets ................................................               865                591
   Intangible assets, net ...................................................            45,865             49,608
                                                                                   ------------       ------------
            Total assets ....................................................      $    182,199       $    102,432
                                                                                   ============       ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable .......................................................      $      2,407       $      4,677
     Accrued liabilities ....................................................             5,073              9,139
     Acquisition consideration payable ......................................                --              5,341
     Deferred revenue -- Achieve Now ........................................             2,048             48,110
     Deferred revenue -- services and other .................................             6,897              7,022
     Current portion of note payable and capital lease obligations ..........               500                684
                                                                                   ------------       ------------
            Total current liabilities .......................................            16,925             74,973
   Deferred rent ............................................................               318                322
   Capital lease obligations, less current portion ..........................               333                443
   Commitments
   Stockholders' equity:
     Preferred stock, par value $0.001:
       Authorized shares -- 20,000,000
     No shares issued and outstanding .......................................                --                 --
     Convertible preferred stock, par value $0.001:
      Authorized shares -- 0 and
        61,793,074 at April 30, 2000 and January 31,  2000, respectively
       Issued and outstanding shares -- 0 and
        52,230,915 at April 30, 2000 and January 31, 2000, respectively
       Aggregate liquidation preference -- $0 and
         $194,935 at April 30, 2000 and January 31, 2000, respectively ......                --                 52
     Common stock, par value $0.001:
       Authorized shares -- 250,000,000
       Issued and outstanding shares -- 44,239,389 and
         4,764,167 at April 30, 2000 and January 31, 2000, respectively .....                44                  5

     Additional paid-in capital .............................................           345,567            209,740
     Deferred advertising expense ...........................................              (400)              (400)
     Deferred compensation ..................................................            (4,231)            (5,211)
     Accumulated other comprehensive loss ...................................               (22)                --
     Accumulated deficit ....................................................          (176,335)          (177,492)
                                                                                   ------------       ------------
            Total stockholders' equity ......................................           164,623             26,694
                                                                                   ------------       ------------
            Total liabilities and stockholders' equity ......................      $    182,199       $    102,432
                                                                                   ============       ============


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

                                 LIGHTSPAN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED APRIL 30,
                                                                     -----------------------------------
                                                                          2000                1999
                                                                     --------------       --------------
Revenues:
  Software licenses ...........................................      $       52,200       $           --
  Internet licenses ...........................................                 723                  410
  Services ....................................................               2,174                1,222
  Hardware ....................................................               1,153                1,003
  Other .......................................................                 159                   --
                                                                     --------------       --------------
          Total revenues ......................................              56,409                2,635
Cost of revenues:
  Software licenses ...........................................               9,525                   --
  Internet licenses ...........................................                 305                  137
  Services ....................................................                 909                  604
  Hardware ....................................................                 902                  833
                                                                     --------------       --------------
          Total cost of revenues ..............................              11,641                1,574
                                                                     --------------       --------------
Gross profit ..................................................              44,768                1,061

Operating expenses:
  Technology and development ..................................               5,134                2,078
  Sales and marketing .........................................              17,004                6,148
  General and administrative ..................................               2,230                  904
  Stock-based compensation ....................................                 936                  397
  Amortization of intangible assets ...........................               3,339                   --
                                                                     --------------       --------------
          Total operating expenses ............................              28,643                9,527
                                                                     --------------       --------------
Income (loss) from operations .................................              16,125               (8,466)
Interest income ...............................................               1,553                   42
Interest expense ..............................................                 (15)                 (38)
                                                                     --------------       --------------
Net income (loss) .............................................      $       17,663       $       (8,462)
Preferred stock dividend ......................................              16,506                   --
                                                                     --------------       --------------
Net income (loss) attributable to common stockholders .........      $        1,157       $       (8,462)
                                                                     ==============       ==============
Net income (loss) per share:
  Basic and diluted ...........................................      $         0.03       $        (2.32)
                                                                     ==============       ==============

  Weighted average shares -- basic ............................              39,527                3,646
                                                                     ==============       ==============

  Weighted average shares -- diluted ..........................              45,466                3,646
                                                                     ==============       ==============



                             See accompanying notes.

                                 LIGHTSPAN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED APRIL 30,
                                                                                                      ----------------------------
                                                                                                          2000            1999
                                                                                                      ----------       -----------
OPERATING ACTIVITIES:
      Net income (loss) .........................................................................      $  17,663       $  (8,462)
      Adjustments to reconcile net  income (loss) to net cash used in operating activities:
          Depreciation and amortization .........................................................            361             289
          Provision for doubtful accounts .......................................................             27              25
          Amortization of intangible assets .....................................................          3,339              --
          Amortization of deferred stock-based compensation .....................................            936             397
          Changes in operating assets and liabilities:
              Accounts receivable ...............................................................          3,926           1,566
              Inventory .........................................................................           (694)            215
              Deferred cost of revenue ..........................................................          8,338            (651)
              Deposits and other assets .........................................................            333             (30)
              Accounts payable ..................................................................         (2,270)           (327)
              Deferred revenue ..................................................................        (46,187)          3,351
              Accrued liabilities ...............................................................         (4,071)           (559)
                                                                                                       ---------       ---------
                  Net cash flows used in operating activities ...................................        (18,299)         (4,186)
INVESTING ACTIVITIES:
      Purchase of short-term investments ........................................................         (7,965)             --
      Maturities of short-term investments ......................................................          9,769              --
      Purchase of property and equipment ........................................................           (746)           (233)
                                                                                                       ---------       ---------
                  Net cash flows provided by (used in) investing activities .....................          1,058            (233)
FINANCING ACTIVITIES:
      Proceeds from issuance of common stock ....................................................        113,400              --
      Proceeds from  capital leases .............................................................             --              87
      Principal repayments on capital leases ....................................................           (122)           (233)
      Principal repayments on notes payable .....................................................           (172)             --
      Net proceeds from exercise of stock options ...............................................            612              49
                                                                                                       ---------       ---------
                  Net cash flows provided by (used in) financing activities .....................        113,718             (97)
                                                                                                       ---------       ---------
      Increase (decrease) in cash and cash equivalents ..........................................         96,477          (4,516)
      Cash and cash equivalents at beginning of period ..........................................          5,033           7,143
                                                                                                       ---------       ---------
      Cash and cash equivalents at end of period ................................................      $ 101,510       $   2,627
                                                                                                       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid .............................................................................      $      15       $      38
                                                                                                       =========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Deferred stock-based compensation .........................................................      $     (44)      $   2,247
                                                                                                       =========       =========

      Conversion of convertible preferred stock into common stock ...............................      $      52
                                                                                                       =========

      Issuance of common stock related to the acquisition of Academic ...........................      $   5,340
                                                                                                       =========

      Issuance of common stock as preferred stock dividend ......................................      $  16,506
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


                                                                          THREE MONTHS ENDED APRIL 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------

Employee stock options ............................................             2,556                --
Warrants ..........................................................               189                --
Convertible preferred stock .......................................             3,194                --
                                                                         ------------      ------------
  Total dilutive shares ...........................................             5,939                --
                                                                         ============      ============


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

4.  COMPREHENSIVE INCOME (LOSS)

      For the three months ended April 30, 2000 and 1999, comprehensive income
(loss) was $1,135,000 and ($8,462,000), respectively. The difference between net income and comprehensive income for the three months ended April 30, 2000 was due to net unrealized losses on available-for-sale securities of $22,000. There were no net unrealized holding losses for the three months ended April 30, 1999.

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

DESCRIPTION OF THE TYPES OF PRODUCTS FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES

      Lightspan has two reportable segments: K-12 and Higher Education. Revenues derived from the K-12 segment include the sale of Lightspan Achieve Now software licenses, subscription fees for The Lightspan Network and Edutest products, implementation, training and support services and hardware and related accessories. Revenues derived from the Higher Education segment, comprised solely of Academic which was acquired in September 1999, include the sale of curriculum products licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

      Lightspan evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY LIGHTSPAN'S REPORTABLE SEGMENTS

      Lightspan's reportable segments are business units that offer different products and services. Prior to the end of fiscal year 2001, and due to the Company's restructuring in July 2000 and as the Company has focused on selling its software and fee-based subscription Internet products and services together, Lightspan re-evaluated its reportable segments and combined the Achieve Now and K-12 Internet segments, previously reported as separate segments, into the K-12 segment.

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

      The Company's Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):


                                                                     THREE MONTHS ENDED APRIL 30, 2000
                                                                     ---------------------------------
                                                                                  HIGHER
                                                                 K-12            EDUCATION         CONSOLIDATED
                                                             ------------       ------------       ------------
Revenues from external customers ......................      $     55,282       $      1,127       $     56,409
Inter segment revenues ................................                --                 --                 --
Interest income (expense), net ........................             1,541                 (3)             1,538
Depreciation and amortization .........................               284                 77                361
Segment income (loss) from operations .................            21,822             (5,697)            16,125
Segment assets ........................................           142,557             39,642            182,199
Other significant non cash items:
  Deferred stock compensation .........................               (38)                (6)               (44)
  Amortization of deferred stock compensation .........               907                 29                936
  Amortization of intangible assets ...................               381              2,958              3,339


                                                                      THREE MONTHS ENDED APRIL 30, 1999
                                                                      ---------------------------------

                                                                                  HIGHER
                                                                 K-12            EDUCATION         CONSOLIDATED
                                                             ------------       ------------       ------------
Revenues from external customers ......................      $      2,635       $         --       $      2,635
Inter segment revenues ................................                --                 --                 --
Interest income, net ..................................                 4                 --                  4
Depreciation and amortization .........................               289                 --                289
Segment loss from operations ..........................            (8,466)                --             (8,466)
Segment assets ........................................            16,782                 --             16,782
Other significant non cash items:
  Deferred stock compensation .........................             2,247                 --              2,247
  Amortization of deferred stock compensation .........               397                 --                397
  Amortization of intangible assets ...................                --                 --                 --

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

8.  SUBSEQUENT EVENT

      On May 24, 2000, Lightspan entered into an agreement to acquire Edutest, Inc., a provider of Internet-based educational testing and assessment products. The acquisition is expected to add valuable products to Lightspan's line of Internet-based solutions for the K--12 market and to further Lightspan's commitment to improve achievement for all students.

      Edutest offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district level, the school level, and the classroom level for teachers and students.

      Under the terms of the agreement, shareholders of Edutest could receive a combination of cash and common shares of Lightspan with a value of up to $15.7 million. The aggregate value to be received by Edutest shareholders at closing will be approximately $2.2 million in cash and $9.0 million in stock, with a potential for up to an additional $4.0 million in stock over the subsequent 18 months. The transaction will be accounted for under the purchase method. The foregoing valuations are based on an assumed price of $8.75 per share of Lightspan, Inc. common stock. On June 23, 2000, the acquisition transaction with Edutest was completed.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

        This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of
Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2000 contained in our Annual Report on Form 10-K/A filed May 11, 2000 with the SEC.

        Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in this section, "Liquidity and Capital Resources," and in our Annual Report on Form 10-K/A filed May 11, 2000 with the SEC.

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

      The following table shows the activity in license revenue and cost of license revenue deferred pursuant to SOP 97-2 as of April 30, 2000 and 1999 (in thousands):


                                                                                                          THREE MONTHS ENDED
                                                                                                              APRIL 30,
                                                                                                       -------------------------
                                                                                                         2000            1999
                                                                                                       ---------       ---------
DEFERRED LICENSE REVENUE - ACHIEVE NOW
  Beginning balance .............................................................................      $  48,110       $  20,717
  Deferred during the period ....................................................................            384           3,578
  Recognized during the period ..................................................................        (46,446)             --
                                                                                                       ---------       ---------
    Ending balance ..............................................................................      $   2,048       $  24,295
                                                                                                       =========       =========
DEFERRED COST OF LICENSE REVENUE - ACHIEVE NOW
  Beginning balance .............................................................................      $   8,709       $   3,555
  Deferred during the period ....................................................................             70             651
  Recognized during the period ..................................................................         (8,408)             --
                                                                                                       ---------       ---------
    Ending balance ..............................................................................      $     371       $   4,206
                                                                                                       =========       =========


      We expect to recognize the remaining deferred license revenue of $2.0 million and deferred cost of license revenue of $0.4 million in the quarter ending July 31, 2000. We will incur additional marginal costs in those quarters to reproduce and distribute the as-yet uncompleted titles at April 30, 2000.

RESULTS OF OPERATIONS

      Operating Losses. We have incurred significant losses since our inception and, as of April 30, 2000, have an accumulated deficit of approximately $176.3 million. We expect to continue to incur operating losses for the foreseeable future. In the current quarter, we completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, recognizing $46.4 million in previously deferred revenue pursuant to SOP 97-2, resulting in an operating profit of $16.1 million. The operating results in this quarter are not indicative of our underlying business in this quarter, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for that matter any future years.

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

      Our technology and development costs consist primarily of payroll and related costs for design, art, production, development, maintenance and testing of our Lightspan Achieve Now curriculum and for performing Web site design, development and testing which are properly expensed as incurred pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We regularly evaluate these expenses under SOP 98-1 in order to determine their proper treatment. We believe that continued investment in fee-based subscription Internet product development is critical to attaining our strategic objectives and, therefore, anticipate that current levels of fee-based subscription Internet product development expenses will continue in future periods.

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

      Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our subscription Internet products. Although we have reduced our sales and marketing expenses related to our free Internet products, we continue to pursue branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our subscription Internet products, Lightspan Achieve Now curriculum and Academic products.

      As we have experienced significant customer interest and acceptance of our subscription Internet products, with many schools looking for web content to deliver on newly-installed infrastructures, we decided to emphasize the subscription part of our K-12 Internet business and reduce the heavy promotional spending necessary to generate consumer traffic for our free site, Lightspan.com. These changes should allow us to reduce our costs structure in future periods.

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

      Our general and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional services expenses and other general corporate expenses. We expect that general and administrative expenses may increase as our business expands.

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

LIQUIDITY AND CAPITAL RESOURCES

      From inception through January 2000, we financed our operations and met our capital expenditure requirements primarily with the net proceeds from private sales of equity securities totaling approximately $143.6 million. On February 15, 2000, we completed our initial public offering of 7,500,000 shares of common stock at an initial offering price of $12 per share. We also completed private placement offerings concurrently with our initial public offering with CINAR, Cox Communications and Gateway Companies, Inc. for 833,333, 1,041,667 and 250,000 shares, respectively. The proceeds from these offerings after deducting the underwriting discount and commissions and offering expenses and payment of financial advisory fees relating to our private placements was approximately $106.1 million. In March 2000, the underwriters exercised 655,150 shares of their overallotment option for total proceeds, net of discounts and commissions, of $7.3 million. At April 30, 2000, we had $101.5 million of cash and cash equivalents and $14.3 million in short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future.

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

      In April 2000, our line of credit with a financial institution, of $10.0 million or 75% of eligible accounts receivable with interest at the bank's prime rate plus 1.5% and collateralized by substantially all of our assets, expired without renewal. We did not renew the line of credit as a result of the cash reserves provided by the proceeds from our initial public offering. We are currently evaluating future credit facilities.

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

        On June 23, 2000, we acquired Edutest, Inc., a provider of Internet-based educational testing and assessment products, for a combination of cash and shares of our common stock with a value of up to $15.9 million. The aggregate consideration received by Edutest's shareholders at closing was $2.4 million in cash, $1.3 million of which was paid to common shareholders, and the remaining $1.1 million of which was paid in satisfaction of various obligations of Edutest, and 1,028,543 shares of our common stock which had a value of $9.0 million assuming a per share price of $8.75. In addition, we may issue (i) up to 228,561 shares of our common stock eighteen months from June 23, 2000 and (ii) up to $2.0 million in stock shortly after July 31, 2001 if Edutest meets certain revenue based performance criteria. The acquisition was accounted for as a purchase.

      Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting our products. We expect to devote substantial capital resources in connection with brand maintenance, marketing, promotional activities, maintaining and selling our existing products and services, and continued development and expansion of our fee-based subscription Internet offerings and content. In addition, we may devote substantial capital resources to strategic acquisitions and relationships.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of April, 2001.

                                   Lightspan, Inc.



                                   By: /s/ MICHAEL A. SICURO
                                      ----------------------------
                                      Michael A. Sicuro,
   April 26, 2001                     Chief Financial Officer