Form 10-Q/A
period 2000-07-31
LIGHTSPAN INC
filed 2001-04-27
CIK 1097892

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                INTRODUCTORY NOTE

      This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on September 14, 2000, is being filed to amend the stock based compensation expense in Items 1 and 2 from $351,000 to $704,000 and from $1,252,000 to $1,640,000 for the three and six months ended July 31, 2000, respectively, increasing basic and diluted loss per share from ($0.33) to ($0.34) and from ($0.32) to ($0.33) for the three and six months ended July 31, 2000, respectively. This Amendment No. 1 also amends the Registrant's segment reporting. This Form 10-Q/A amends the Company's Form 10-Q as filed on September 14, 2000 only to the extent of the additions and information included in this report.

                                 LIGHTSPAN, INC
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I...........................................................................................................   3
       Item 1.   Condensed Consolidated Financial Statements.....................................................   3
       Item 2.   Management's Discussion and Analysis of Financial Condition and Operating Results...............   11
Signatures.......................................................................................................   22

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 LIGHTSPAN, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                        JULY 31,      JANUARY 31,
                                                                                                         2000            2000
                                                                                                      -----------     ------------
                                                                                                      (UNAUDITED)        (NOTE)
      ASSETS
      Current assets:
        Cash and cash equivalents ...............................................................      $  83,129       $   5,033
        Short-term investments ..................................................................         18,374          16,132
        Accounts receivable, less allowance for doubtful accounts of
           $724 and $651 at July 31, 2000 and January 31, 2000, respectively ....................         18,984          15,683
        Finished goods inventory ................................................................          1,114           1,116
        Deferred cost of revenue -- Lightspan Achieve Now .......................................             --           8,709
        Other current assets ....................................................................          2,308           2,306
                                                                                                       ---------       ---------
               Total current assets .............................................................        123,909          48,979

      Property and equipment, net ...............................................................          4,014           3,254
      Deposits and other assets .................................................................            865             591
      Intangible assets, net ....................................................................         56,849          49,608
                                                                                                       ---------       ---------
               Total assets .....................................................................      $ 185,637       $ 102,432
                                                                                                       =========       =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable ........................................................................      $   3,175       $   4,677
        Accrued liabilities .....................................................................          7,866           9,139
        Acquisition consideration payable .......................................................          2,000           5,341
        Deferred revenue -- Lightspan Achieve Now ...............................................             --          48,110
        Deferred revenue -- services and other ..................................................         11,323           7,022
        Current portion of note payable and capital lease obligations ...........................            499             684
                                                                                                       ---------       ---------
               Total current liabilities ........................................................         24,863          74,973
      Deferred rent .............................................................................            315             322
      Capital lease obligations, less current portion ...........................................            264             443
      Commitments
      Stockholders' equity:
        Preferred stock, par value $0.001:
          Authorized shares -- 20,000,000
          No shares issued and outstanding ......................................................             --              --
        Convertible preferred stock, par value $0.001:
          Authorized shares -- 0 and
            61,793,074 at July 31, 2000 and January 31,  2000, respectively
          Issued and outstanding shares -- 0 and
            52,230,915 at July 31, 2000 and January 31, 2000, respectively
          Aggregate liquidation preference -- $0 and
            $194,935 at July 31, 2000 and January 31, 2000, respectively ........................             --              52
        Common stock, par value $0.001:
          Authorized shares -- 250,000,000
          Issued and outstanding shares -- 45,599,187 and
            4,764,167 at July 31, 2000 and January 31, 2000, respectively .......................             46               5
        Additional paid-in capital ..............................................................        354,824         209,740
        Deferred advertising expense ............................................................             --            (400)
        Deferred compensation ...................................................................         (3,165)         (5,211)
        Accumulated other comprehensive loss ....................................................            (12)             --
        Accumulated deficit .....................................................................       (191,498)       (177,492)
                                                                                                       ---------       ---------
               Total stockholders' equity .......................................................        160,195          26,694
                                                                                                       ---------       ---------
               Total liabilities and stockholders' equity .......................................      $ 185,637       $ 102,432
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

                                 LIGHTSPAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED JULY 31,          SIX MONTHS ENDED JULY 31,
                                                             -----------------------------       -----------------------------
                                                                 2000              1999              2000              1999
                                                             -----------       -----------       -----------       -----------
  Revenues:
    Software licenses .................................      $    12,062       $        --       $    64,262       $        --
    Internet licenses .................................            2,928               431             3,651               841
    Services ..........................................            2,159             1,567             4,333             2,789
    Hardware ..........................................            1,744             2,168             2,897             3,171
    Other .............................................              231                --               390                --
                                                             -----------       -----------       -----------       -----------
            Total revenues ............................           19,124             4,166            75,533             6,801
  Cost of revenues:
    Software licenses .................................            2,508                --            12,033                --
    Internet licenses .................................              558               120               863               257
    Services ..........................................            1,197               763             2,106             1,367
    Hardware ..........................................            1,128             1,892             2,030             2,725
    Other .............................................               25                --                25                --
                                                             -----------       -----------       -----------       -----------
            Total cost of revenues ....................            5,416             2,775            17,057             4,349
                                                             -----------       -----------       -----------       -----------
  Gross profit ........................................           13,708             1,391            58,476             2,452

  Operating expenses:
    Technology and development ........................            6,900             2,380            12,034             4,458
    Sales and marketing ...............................           15,636             7,918            32,640            14,066
    General and administrative ........................            2,197             1,220             4,427             2,124
    Stock-based compensation ..........................              704               565             1,640               962
    Amortization of intangible assets .................            3,615                --             6,954                --
    Restructuring charge ..............................            1,600                --             1,600                --
                                                             -----------       -----------       -----------       -----------
            Total operating expenses ..................           30,652            12,083            59,295            21,610
                                                             -----------       -----------       -----------       -----------
  Loss from operations ................................          (16,944)          (10,692)             (819)          (19,158)
  Interest income .....................................            1,763                64             3,316               106
  Interest expense ....................................              (17)              (60)              (32)              (98)
                                                             -----------       -----------       -----------       -----------
    Net income (loss) .................................      $   (15,198)      $   (10,688)      $     2,465       $   (19,150)
  Preferred stock dividend ............................               --                --           (16,506)               --
                                                             -----------       -----------       -----------       -----------
    Net loss attributable to common stockholders ......      $   (15,198)      $   (10,688)      $   (14,041)      $   (19,150)
                                                             ===========       ===========       ===========       ===========
  Net loss per share:
    Basic and diluted .................................      $     (0.34)      $     (2.83)      $     (0.33)      $     (5.13)
                                                             ===========       ===========       ===========       ===========

    Weighted average shares -- basic and diluted ......           44,828             3,781            42,207             3,734
                                                             ===========       ===========       ===========       ===========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                      SIX MONTHS ENDED JULY 31,
                                                                                    -----------------------------
                                                                                       2000              1999
                                                                                    -----------       -----------
  OPERATING ACTIVITIES:
      Net income (loss) ......................................................      $     2,465       $   (19,150)
      Adjustments to reconcile net  income (loss) to net cash used in operating activities:
          Depreciation and amortization ......................................              772               594
          Provision for doubtful accounts ....................................               73               250
          Amortization of intangible assets ..................................            6,954                --
          Amortization of deferred stock-based compensation ..................            1,640               962
          Change in deferred advertising expense .............................              300                --
          Restructuring charge, non-cash portion .............................            1,600                --
          Changes in operating assets and liabilities:
              Accounts receivable ............................................           (2,698)           (3,964)
              Inventory ......................................................                2               789
              Deferred cost of revenue .......................................            8,709            (2,308)
              Deposits and other assets ......................................             (260)              245
              Accounts payable ...............................................           (3,150)              275
              Deferred revenue ...............................................          (44,227)           13,679
              Accrued liabilities ............................................           (1,733)            1,178
                                                                                    -----------       -----------
                 Net cash flows used in operating activities .................          (29,553)           (7,450)
  INVESTING ACTIVITIES:
      Purchase of short-term investments .....................................          (13,946)               --
      Maturities of short-term investments ...................................           11,692                --
      Purchase of property and equipment .....................................           (1,328)             (649)
      Net cash paid for the acquisition of Edutest ...........................           (2,645)               --
      Net cash paid for the acquisition of LearningPlanet.com ................             (200)               --
                                                                                    -----------       -----------
                 Net cash flows used in investing activities .................           (6,427)             (649)
  FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock ..............................               --            26,385
      Proceeds from issuance of common stock .................................          113,694                --
      Proceeds from  capital leases ..........................................               --               266
      Principal repayments on capital leases .................................             (269)             (279)
      Principal repayments on notes payable ..................................             (172)               --
      Net proceeds from exercise of stock options ............................              823               154
                                                                                    -----------       -----------
                 Net cash flows provided by financing activities .............          114,076            26,526
                                                                                    -----------       -----------
      Increase in cash and cash equivalents ..................................           78,096            18,427
      Cash and cash equivalents at beginning of period .......................            5,033             7,143
                                                                                    -----------       -----------
      Cash and cash equivalents at end of period .............................      $    83,129       $    25,570
                                                                                    ===========       ===========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid ..........................................................      $        32       $        98
                                                                                    ===========       ===========
  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Deferred stock-based compensation ......................................      $      (406)      $     7,782
                                                                                    ===========       ===========

      Conversion of convertible preferred stock into common stock ............      $        52
                                                                                    ===========

      Issuance of common stock related to the acquisition of Academic ........      $     5,340
                                                                                    ===========

      Issuance of common stock as preferred stock dividend ...................      $    16,506
                                                                                    ===========

      Issuance of common stock related to the acquisition of Edutest .........      $     9,000
                                                                                    ===========

      Additional consideration related to the acquisition of Edutest .........      $     2,000
                                                                                    ===========

      Issuance of common stock related to the acquisition of
        LearningPlanet.com ...................................................      $       150
                                                                                    ===========

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


2.  BUSINESS COMBINATIONS

    ACQUISITION OF EDUTEST, INC.

    On May 24, 2000, Lightspan entered into a merger agreement with Edutest, which offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. In connection with the merger agreement, which was consummated on June 23, 2000, Lightspan paid $2.4 million in cash, $1,308,946 of which was paid to Edutest common shareholders and the remaining $1,053,554 of which was paid in satisfaction of various obligations of Edutest. Lightspan also issued 1,028,543 shares of common stock valued at $9.0 million, with a potential for up to an additional 228,561 hold-back shares valued at $2.0 million over the next 18 months and up to an additional $2.0 million in stock over the subsequent 12 months based upon certain revenue based performance criteria, in exchange for all of the outstanding common and preferred shares of Edutest. The acquisition was accounted for as a purchase.

     The aggregate purchase price, including the 228,561 hold-back shares valued at $2.0 million and excluding the $2.0 million in earnout payments, totaled $13,649,835 as follows:


Valuation of common stock issued .......................      $ 9,000,000
Valuation of hold-back shares ..........................        2,000,000
Acquisition costs ......................................          287,335
Cash paid to Edutest shareholders ......................        1,308,946
Cash paid in satisfaction of certain Edutest liabilities        1,053,554
                                                              -----------
Aggregate purchase price ...............................      $13,649,835
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

PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information assumes the acquisitions of Edutest and LearningPlanet.com were consummated on February 1, 2000 and 1999 (in thousands, except per share data):


                                                       THREE MONTHS ENDED JULY 31,           SIX MONTHS ENDED JULY 31,
                                                     --------------------------------      -----------------------------
                                                          2000               1999               2000            1999
                                                     -------------      -------------      -------------   -------------
Revenues ......................................      $      19,334      $       4,286      $      76,066   $       7,038
Net loss ......................................      $     (16,326)     $     (12,197)     $     (17,072)  $     (22,105)
Net loss per share, basic and diluted .........      $       (0.36)     $       (2.54)     $       (0.40)  $       (4.65)
                                                     =============      =============      =============   =============

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

4.  COMPREHENSIVE INCOME (LOSS)

    For the three months ended July 31, 2000 and 1999, comprehensive loss was $15,188,000 and $10,688,000, respectively. For the six months ended July 31, 2000 and 1999, comprehensive income (loss) was $2,454,000 and ($19,150,000), respectively. The difference between net income (loss) and comprehensive income
(loss) for the three and six months ended July 31, 2000 was due to net unrealized gains (losses) on available-for-sale securities of $10,000 and ($12,000), respectively. There were no net unrealized holding losses for the three and six months ended July 31, 1999.

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

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

    The Company's Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

                                                              THREE MONTHS ENDED JULY 31, 2000
                                                         -------------------------------------------
                                                                          HIGHER
                                                            K-12         EDUCATION      CONSOLIDATED
                                                         ---------       ---------      ------------
Revenues from external customers ..................      $  15,295       $   3,829       $  19,124
Inter segment revenues ............................             --              --              --
Interest income (expense), net ....................          1,744               2           1,746
Depreciation and amortization .....................            335              76             411
Restructuring charge ..............................          1,600              --           1,600
Segment  (loss) from operations ...................        (13,117)         (3,827)        (16,944)
Segment assets ....................................        149,535          36,102         185,637
Other significant non cash items:
  Deferred stock compensation .....................           (347)            (15)           (362)
  Amortization of deferred stock compensation .....            686              18             704
  Amortization of intangible assets ...............            792           2,823           3,615


                                                          THREE MONTHS ENDED JULY 31, 1999
                                                         -----------------------------------
                                                                      HIGHER
                                                           K-12      EDUCATION  CONSOLIDATED
                                                         --------    ---------  ------------
Revenues from external customers ..................      $  4,166       $--      $  4,166
Inter segment revenues ............................            --        --            --
Interest income, net ..............................             4        --             4
Depreciation and amortization .....................           305        --           305
Segment loss from operations ......................       (10,692)       --       (10,692)
Segment assets ....................................        45,770        --        45,770
Other significant non cash items:
  Deferred stock compensation .....................         5,535        --         5,535
  Amortization of deferred stock compensation .....           565        --           565
  Amortization of intangible assets ...............            --        --            --

                                                             SIX MONTHS ENDED JULY 31, 2000
                                                        -------------------------------------------
                                                                         HIGHER
                                                           K-12         EDUCATION      CONSOLIDATED
                                                        ---------       ---------      ------------
Revenues from external customers .................      $  70,577       $   4,956       $  75,533
Inter segment revenues ...........................             --              --              --
Interest income (expense), net ...................          3,285              (1)          3,284
Depreciation and amortization ....................            619             153             772
Restructuring charge .............................             --              --           1,600
Segment income (loss) from operations ............          8,705          (9,524)           (819)
Segment assets ...................................        149,535          36,102         185,637
Other significant non cash items:
  Deferred stock compensation ....................           (385)            (21)           (406)
  Amortization of deferred stock compensation ....          1,593              47           1,640
  Amortization of intangible assets ..............          1,173           5,781           6,954


                                                          SIX MONTHS ENDED JULY 31, 1999
                                                        -----------------------------------
                                                                    HIGHER
                                                          K-12     EDUCATION   CONSOLIDATED
                                                        --------   ---------   ------------
Revenues from external customers .................      $  6,801       $--      $  6,801
Inter segment revenues ...........................            --        --            --
Interest income, net .............................             8        --             8
Depreciation and amortization ....................           594        --           594
Segment loss from operations .....................       (19,158)       --       (19,158)
Segment assets ...................................        45,770        --        45,770
Other significant non cash items:
  Deferred stock compensation ....................         7,782        --         7,782
  Amortization of deferred stock compensation ....           962        --           962
  Amortization of intangible assets ..............            --        --            --


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

REVENUE RECOGNITION

    Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the "Notes to Consolidated Financial Statements", which caused a substantial change in our revenue recognition for Lightspan Achieve Now licenses. Under SOP 97-2, we were unable to recognize any Lightspan Achieve Now license fees as revenue until we shipped the final title which we planned to provide to all existing customers for no additional charge. Therefore, we have deferred revenue recognition for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. Through July 31, 2000, we completed and shipped all Lightspan Achieve Now titles resulting in the recognition of $48.1 million of revenue previously deferred. As we have completed and shipped all Lightspan Achieve Now titles, we are now able to recognize revenue from Lightspan Achieve Now licenses upon shipment.

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

    The following table shows the activity in license revenue and cost of license revenue deferred pursuant to SOP 97-2 for the three and six months ended July 31, 2000 and 1999, respectively, (in thousands):


                                                     THREE MONTHS ENDED JULY 31,    SIX MONTHS ENDED JULY 31,
                                                     ---------------------------    -------------------------
                                                        2000           1999            2000           1999
                                                      --------       --------        --------       --------
DEFERRED LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ............................      $  2,048       $ 24,295        $ 48,110       $ 20,717
  Deferred during the period ...................            --          8,763             384         12,341
  Recognized during the period .................        (2,048)            --         (48,494)            --
                                                      --------       --------        --------       --------
    Ending balance .............................      $      0       $ 33,058        $      0       $ 33,058
                                                      ========       ========        ========       ========
DEFERRED COST OF LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ............................      $    371       $  4,206        $  8,709       $  3,555
  Deferred during the period ...................            --          1,657              70          2,308
  Recognized during the period .................          (371)            --          (8,779)            --
                                                      --------       --------        --------       --------
    Ending balance .............................      $      0       $  5,863        $      0       $  5,863
                                                      ========       ========        ========       ========


RESULTS OF OPERATIONS

    Operating Losses. We have incurred significant losses since our inception and, as of July 31, 2000, have an accumulated deficit of approximately $191.1 million. We expect to continue to incur operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus. Also, in the six months ended July 31, 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million in previously deferred revenue pursuant to SOP 97-2, resulting in an operating loss of $0.8 million. The operating results in the first two quarters of fiscal 2001 are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for any future periods.

COMPARISON OF THREE AND SIX MONTHS ENDED JULY 31, 2000 AND 1999

REVENUES

    We generate software and Internet license revenue, service revenue, hardware revenue and other revenue. Our total revenues increased to $19.1 million for the three months ended July 31, 2000 from $4.2 million for the three months ended July 31, 1999. The increase of $15.0 million was a result of a $14.6 million increase in license revenues ($2.0 million of which was due to the recognition of revenue previously deferred), and increases of $0.6 million in service revenue and $0.2 million in other revenue, offset by a $0.4 million decrease in hardware revenue, as described below. Our total revenues increased to $75.5 million for the six months ended July 31, 2000 from $6.8 million for the six months ended July 31, 1999. The increase of $68.7 million was a result of the recognition of $48.1 million in revenue previously deferred, an additional $19.0 million increase in additional software license revenue for licenses sold during the period, and increases of $1.5 million in service revenue and $0.4 million in other revenue, offset by a $0.3 million decrease in hardware revenue, as described below.

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

    Other Revenues. Other revenue for the three and six months ended July 31, 2000 was $0.2 million and $0.4 million, respectively. We derive other revenues from site sponsorship agreements, beginning in February 2000, whereby we provide certain online exposure by promoting the products and services of site sponsors on our Lightspan.com Web site. We also provide other offline exposure such as providing name or logo placement on selected Lightspan.com consumer and trade advertising and giving site sponsorship credits at technology and education trade shows we participate in throughout the terms of the site sponsorship agreements. We recognize site sponsorship revenue over the term the services are provided.

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

    Cost of Hardware Revenues. Our cost of hardware revenues decreased 40% to $1.1 million for the three months ended July 31, 2000 from $1.9 million for three months ended July 31, 1999 and decreased 25% to $2.0 million for the six months ended July 31, 2000 from $2.7 million for six months ended July 31, 1999. The decreases for the three and six months ended July 31, 2000, were primarily due to a decrease in the sales of our Lightspan Achieve Now curriculum and related hardware in the three months ended July 31, 2000, due to lost sales attributable to customer concerns over possible delivery delays of PlayStation game consoles. Additionally, in the three months ended July 31, 2000, under our refurbish program, we purchased refurbished PlayStation game consoles at a discount from the original PlayStation game console, contributing to the decrease in cost of hardware revenues for the three and six months ended July 31, 2000. Gross margin as a percentage of hardware revenues increased to 35% for the three months ended July 31, 2000 from 13% for the three months ended July 31, 1999 and increased to 30% for the six months ended July 31, 2000 from 14% for the six months ended July 31, 1999. The increases in gross margin were due to a decrease in the cost of the PlayStation game console and related accessories, partially offset by our refurbish program, whereby we sold the refurbished PlayStation game consoles at a discount from the original price and included related accessories at no additional charge.

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

    Stock-Based Compensation. During the three months ended July 31, 2000 and 1999, we had recorded $0 and $5.5 million, respectively, in deferred stock stock-based compensation and during the six months ended July 31, 2000 and 1999, we had recorded $0.1 million and $7.7 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share deemed to be below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. The amortization of deferred stock-based compensation expense was approximately $0.7 million and $0.6 million for the three months ended July 31, 2000 and 1999, respectively and approximately $1.6 million and $1.0 million for the six months ended July 31, 2000 and 1999, respectively. As of July 31, 2000, there was approximately $3.2 million to be amortized in future periods.

    Amortization of Intangible Assets. In connection with the acquisitions of Academic, Global Schoolhouse and StudyWeb in the third quarter of fiscal 2000, and LearningPlanet.com and Edutest in the second quarter of fiscal 2001, we recorded intangible assets totaling an aggregate of approximately $68.9 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of intangible assets totaled $3.6 million for the three months ended July 31, 2000 and $7.0 million for the six months ended July 31, 2000. We expect to record annual amortization expense related to our acquisitions of approximately $16.0 million for fiscal 2001, $18.3 million for fiscal 2002, $17.8 million for fiscal 2003, $9.7 million for fiscal 2004, $0.5 million for fiscal 2005, $0.4 million for fiscal 2006, $0.3 million for each fiscal years 2007 through 2009, and $0.2 million for fiscal 2010.

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

    As we have experienced significant customer interest and acceptance of our subscription Internet products, with many schools looking for web content to deliver on newly-installed infrastructures, we decided to emphasize the subscription part of our K-12 Internet business and reduce the heavy promotional spending necessary to generate consumer traffic for our free site, Lightspan.com. These changes should allow us to reduce our cost structure in future periods.

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

    We entered into a $1.0 million capital lease line with a financial institution in April 1999. Under the agreement, which expires in September 2000, we finance the purchase of capital equipment at an 8.8% interest rate over a 42-
month period with a purchase option. As of July 31, 2000, $504,000 was available for future borrowing under this agreement.

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

                                                    Lightspan, Inc.



                                              By: /s/ MICHAEL A. SICURO
                                                 ------------------------------
                                                      Michael A. Sicuro,
April 26, 2001                                     Chief Financial Officer