Form 10-Q/A
period 2000-10-31
LIGHTSPAN INC
filed 2001-04-27
CIK 1097892

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

                                INTRODUCTORY NOTE

        This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on December 15, 2000, is being filed to amend the stock-based compensation expense in Items 1 and 2 from ($424,000) to $378,000 and from $828,000 to $2,018,000 for the three and nine months ended October 31, 2000, respectively, increasing basic and diluted loss per share from ($0.34) to ($0.35) and from ($0.67) to ($0.70) for the three and nine months ended October 31, 2000, respectively. This Amendment No. 1 also amends the Registrant's segment reporting. This Form 10-Q/A amends the Company's Form 10-Q as filed on December 15, 2000 only to the extent of the additions and information included in this report.

                                 LIGHTSPAN, INC
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I........................................................................  3
    Item 1.   Condensed Consolidated Financial Statements.....................  3
    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Operating Results...........................................  11
Signatures....................................................................  21

PART I. FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 LIGHTSPAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     OCTOBER 31,       JANUARY 31,
                                                                                        2000              2000
                                                                                    ------------       ------------
                                                                                     (UNAUDITED)          (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $     69,196       $      5,033
  Short-term investments .....................................................            25,302             16,132
  Accounts receivable, less allowance for doubtful accounts of
    $965 and $651 at October 31, 2000 and January 31, 2000, respectively .....            11,555             15,683
  Finished goods inventory ...................................................             2,497              1,116
  Deferred cost of revenue -- Lightspan Achieve Now ..........................                --              8,709
  Other current assets .......................................................             2,313              2,306
                                                                                    ------------       ------------
         Total current assets ................................................           110,863             48,979
Property and equipment, net ..................................................             4,295              3,254
Deposits and other assets ....................................................             1,116                591
Intangible assets, net .......................................................            52,234             49,608
                                                                                    ------------       ------------
         Total assets ........................................................      $    168,508       $    102,432
                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................      $      3,948       $      4,677
  Accrued liabilities ........................................................             6,888              9,139
  Acquisition consideration payable ..........................................             2,000              5,341
  Deferred revenue -- Lightspan Achieve Now ..................................                --             48,110
  Deferred revenue -- services and other .....................................             8,617              7,022
  Current portion of note payable and capital lease obligations ..............               398                684
                                                                                    ------------       ------------
         Total current liabilities ...........................................            21,851             74,973
Deferred revenue -- services and other, less current portion .................             1,436                 --
Deferred rent ................................................................               302                322
Capital lease obligations, less current portion ..............................               265                443
Commitments
Stockholders' equity:
  Preferred stock, par value $0.001:
    Authorized shares -- 20,000,000
    No shares issued and outstanding .........................................                --                 --
  Convertible preferred stock, par value $0.001:
    Authorized shares -- 0 and
      61,793,074 at October 31, 2000 and January 31, 2000, respectively
    Issued and outstanding shares -- 0 and
      52,230,915 at October 31, 2000 and January 31, 2000, respectively
    Aggregate liquidation preference -- $0 and
      $194,935 at October 31, 2000 and January 31, 2000, respectively ........                --                 52
  Common stock, par value $0.001:
    Authorized shares --250,000,000 and 75,000,000 at October 31, 2000 and
      January 31, 2000, respectively
    Issued and outstanding shares -- 45,809,020 and 4,764,167 at
      October 31, 2000 and January 31, 2000, respectively ....................                46                  5
  Additional paid-in capital .................................................           354,004            209,740
  Deferred advertising expense ...............................................                --               (400)
  Deferred compensation ......................................................            (2,097)            (5,211)
  Accumulated other comprehensive loss .......................................                (3)                --
  Accumulated deficit ........................................................          (207,296)          (177,492)
                                                                                    ------------       ------------
         Total stockholders' equity ..........................................           144,654             26,694
                                                                                    ------------       ------------
         Total liabilities and stockholders' equity ..........................      $    168,508       $    102,432
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

                                 LIGHTSPAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED OCTOBER 31,    NINE MONTHS ENDED OCTOBER 31,
                                                           ------------------------------    -----------------------------
                                                               2000             1999             2000             1999
                                                            ----------       ----------       ----------       ----------
Revenues:
  Software licenses ..................................      $    5,258              $--       $   69,520              $--
  Internet licenses ..................................           2,218              894            5,869            1,735
  Services ...........................................           2,467            1,929            6,800            4,718
  Hardware ...........................................           1,000            1,658            3,897            4,829
  Other ..............................................             162               --              552               --
                                                            ----------       ----------       ----------       ----------
          Total revenues .............................          11,105            4,481           86,638           11,282
Cost of revenues:
  Software licenses ..................................             903               --           12,936               --
  Internet licenses ..................................             620              266            1,483              523
  Services ...........................................           1,281              859            3,387            2,226
  Hardware ...........................................             702            1,259            2,732            3,984
  Other ..............................................              12               --               37               --
                                                            ----------       ----------       ----------       ----------
          Total cost of revenues .....................           3,518            2,384           20,575            6,733
                                                            ----------       ----------       ----------       ----------
Gross profit .........................................           7,587            2,097           66,063            4,549

Operating expenses:
  Technology and development .........................           6,246            3,068           18,280            7,526
  Sales and marketing ................................          11,355            9,755           43,995           23,820
  General and administrative .........................           2,807            1,959            7,234            4,083
  Stock-based compensation ...........................             378            1,541            2,018            2,503
  Amortization of intangible assets ..................           4,521            1,616           11,475            1,616
  Restructuring charge ...............................              --               --            1,600               --
                                                            ----------       ----------       ----------       ----------
          Total operating expenses ...................          25,307           17,939           84,602           39,548
                                                            ----------       ----------       ----------       ----------
Loss from operations .................................         (17,720)         (15,842)         (18,539)         (34,999)
Interest income ......................................           1,622              266            4,938              372
Interest expense .....................................             (53)             (42)             (85)            (141)
                                                            ----------       ----------       ----------       ----------
  Net loss ...........................................      $  (16,151)      $  (15,618)      $  (13,686)      $  (34,768)
Preferred stock dividend .............................              --               --          (16,506)              --
                                                            ----------       ----------       ----------       ----------
  Net loss attributable to common stockholders .......      $  (16,151)      $  (15,618)      $  (30,192)      $  (34,768)
                                                            ==========       ==========       ==========       ==========
Net loss per share:
  Basic and diluted ..................................      $    (0.35)      $    (3.80)      $    (0.70)      $    (8.93)
                                                            ==========       ==========       ==========       ==========

  Weighted average shares -- basic and diluted .......          45,704            4,106           43,404            3,892
                                                            ==========       ==========       ==========       ==========



                             See accompanying notes.

                                 LIGHTSPAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED OCTOBER  31,
                                                                                                2000             1999
                                                                                             ----------       ----------
  OPERATING ACTIVITIES:
      Net loss ........................................................................      $  (13,686)      $  (34,768)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ...............................................           1,230              865
          Gain on disposal of assets ..................................................              --               (1)
          Provision for doubtful accounts .............................................             313              364
          Amortization of intangible assets ...........................................          11,475            1,616
          Amortization of deferred stock-based compensation ...........................           2,018            2,503
          Change in deferred advertising expense ......................................             400               --
          Restructuring charge, non-cash portion ......................................           1,038               --
          Changes in operating assets and liabilities:
              Accounts receivable .....................................................           4,573           (1,391)
              Inventory ...............................................................          (1,381)            (160)
              Deferred cost of revenue ................................................           8,709           (3,537)
              Deposits and other assets ...............................................            (516)            (639)
              Accounts payable ........................................................            (877)           1,557
              Deferred revenue ........................................................         (45,497)          20,583
              Accrued liabilities .....................................................          (3,750)           1,182
                                                                                             ----------       ----------
               Net cash flows used in operating activities ............................         (35,951)         (11,826)
  INVESTING ACTIVITIES:
      Purchase of short-term investments ..............................................         (21,085)              --
      Maturities of short-term investments ............................................          11,912               --
      Purchase of property and equipment ..............................................          (2,067)          (1,336)
      Proceeds from sale of fixed assets ..............................................              --                5
      Net cash paid for the acquisition of Edutest ....................................          (2,645)              --
      Net cash paid for the acquisition of LearningPlanet.com .........................            (200)              --
      Net cash paid for the acquisition of Academic ...................................              --             (802)
      Net cash paid for the acquisition of GlobalSchoolhouse ..........................              --           (2,500)
      Net cash paid for the acquisition of StudyWeb ...................................              --           (1,000)
                                                                                             ----------       ----------
               Net cash flows used in investing activities ............................         (14,085)          (5,633)
  FINANCING ACTIVITIES:
      Proceeds from issuance of preferred stock .......................................              --           33,025
      Proceeds from issuance of common stock ..........................................         113,634               --
      Proceeds from  capital leases ...................................................              --              588
      Principal repayments on capital leases ..........................................            (369)            (887)
      Principal repayments on notes payable ...........................................            (172)              --
      Net proceeds from exercise of stock options .....................................           1,106              262
                                                                                             ----------       ----------
               Net cash flows provided by financing activities ........................         114,199           32,988
                                                                                             ----------       ----------
      Increase in cash and cash equivalents ...........................................          64,163           15,529
      Cash and cash equivalents at beginning of period ................................           5,033            7,143
                                                                                             ----------       ----------
      Cash and cash equivalents at end of period ......................................      $   69,196       $   22,672
                                                                                             ==========       ==========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid ...................................................................      $       85       $      140
                                                                                             ==========       ==========
  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Deferred stock-based compensation ...............................................      $   (1,096)      $    8,547
                                                                                             ==========       ==========
      Conversion of convertible preferred stock into common stock .....................      $       52       $       --
                                                                                             ==========       ==========
      Issuance of common stock related to the acquisition of Academic .................      $    5,340       $    4,711
                                                                                             ==========       ==========
      Issuance of common stock as preferred stock dividend ............................      $   16,506       $       --
                                                                                             ==========       ==========
      Issuance of common stock related to the acquisition of Edutest ..................      $    9,000       $       --
                                                                                             ==========       ==========
      Additional consideration related to the acquisition of Edutest ..................      $    2,000       $       --
                                                                                             ==========       ==========
      Issuance of common stock related to the acquisition of LearningPlanet.com .......      $      150       $       --
                                                                                             ==========       ==========
      Series E preferred stock issued in connection with the purchase of Academic .....      $       --       $   35,959
                                                                                             ==========       ==========
      Valuation of options and warrants issued in connection with the purchase of
         Academic .....................................................................      $       --       $    1,818
                                                                                             ==========       ==========
      Additional consideration related to the acquisition of Academic .................      $       --       $    5,341
                                                                                             ==========       ==========
      Series E preferred stock issued for future advertising ..........................      $       --       $      400
                                                                                             ==========       ==========
      Series E preferred stock issued for subscription receivable .....................      $       --       $   13,000
                                                                                             ==========       ==========
      Series E preferred stock issued in connection with the purchase of StudyWeb .....      $       --       $    1,085
                                                                                             ==========       ==========

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

      The aggregate purchase price, including the 228,561 hold-back shares valued at $2.0 million and excluding the $2.0 million in earnout payments, totaled $13,649,835 as follows:

      Valuation of common stock issued............................    $ 9,000,000
      Valuation of hold-back shares...............................      2,000,000
      Acquisition costs...........................................        287,335
      Cash paid to Edutest shareholders...........................      1,308,946
      Cash paid in satisfaction of certain Edutest liabilities....      1,053,554
                                                                      -----------
      Aggregate purchase price....................................    $13,649,835
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

4. COMPREHENSIVE LOSS

    For the three months ended October 31, 2000 and 1999, comprehensive loss was $16,142,000 and $15,618,000, respectively. For the nine months ended October 31, 2000 and 1999, comprehensive loss was $13,689,000 and $34,768,000, respectively. The difference between net loss and comprehensive loss for the three and nine months ended October 31, 2000 was due to net unrealized gains (losses) on available-for-sale securities of $9,000 and ($3,000), respectively. There were no net unrealized holding losses for the three and nine months ended October 31, 1999.

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

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

     The Company's Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

                                                                THREE MONTHS ENDED OCTOBER 31, 2000
                                                        --------------------------------------------------
                                                                              HIGHER
                                                            K-12            EDUCATION          CONSOLIDATED
                                                        ------------       ------------       ------------
Revenues from external customers .................      $      9,417       $      1,688       $     11,105
Interest income, net .............................             1,569                 --              1,569
Depreciation and amortization ....................               351                107                458
Segment loss from operations .....................           (11,922)            (5,798)           (17,720)
Segment assets ...................................           138,533             29,975            168,508
Other significant non cash items:
  Deferred stock compensation ....................              (665)               (25)              (690)
  Amortization of deferred stock compensation ....               374                  4                378
  Amortization of intangible assets ..............             1,607              2,914              4,521

                                                               THREE MONTHS ENDED OCTOBER 31, 1999
                                                        --------------------------------------------------
                                                                              HIGHER
                                                            K-12            EDUCATION          CONSOLIDATED
                                                        ------------       ------------       ------------
Revenues from external customers .................      $      3,992       $        489       $      4,481
Interest income (expense), net ...................               227                 (3)               224
Depreciation and amortization ....................               246                 25                271
Segment loss from operations .....................           (13,689)            (2,153)           (15,842)
Segment assets ...................................            47,763             51,004             98,767
Other significant non cash items:
  Deferred stock compensation ....................               562                204                766
  Amortization of deferred stock compensation ....             1,529                 12              1,541


                                                                  NINE MONTHS ENDED OCTOBER 31, 2000
                                                        --------------------------------------------------
                                                                              HIGHER
                                                            K-12            EDUCATION          CONSOLIDATED
                                                        ------------       ------------       ------------
Revenues from external customers .................      $     79,994       $      6,644       $     86,638
Interest income (expense), net ...................             4,854                 (1)             4,853
Depreciation and amortization ....................               970                260              1,230
Restructuring charge .............................             1,600                 --              1,600
Segment income (loss) from operations ............            (3,217)           (15,322)           (18,539)
Segment assets ...................................           138,533             29,975            168,508
Other significant non cash items:
  Deferred stock compensation ....................            (1,050)               (46)            (1,096)
  Amortization of deferred stock compensation ....             1,968                 50              2,018
  Amortization of intangible assets ..............             2,780              8,695             11,475


                                                                   NINE MONTHS ENDED OCTOBER 31, 1999
                                                        --------------------------------------------------
                                                                              HIGHER
                                                            K-12            EDUCATION          CONSOLIDATED
                                                        ------------       ------------       ------------
Revenues from external customers .................      $     10,793       $        489       $     11,282
Interest income (expense), net ...................               234                 (3)               231
Depreciation and amortization ....................               840                 25                865
Segment loss from operations .....................           (32,846)            (2,153)           (34,999)
Segment assets ...................................            47,763             51,004             98,767
Other significant non cash items:
  Deferred stock compensation ....................             8,344                204              8,548
  Amortization of deferred stock compensation ....             2,491                 12              2,503
  Amortization of intangible assets ..............               137              1,479              1,616

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

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in this Item 2 and in our Annual Report on Form 10-K/A filed May 11, 2000 with the SEC.

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

     The following table shows the activity in license revenue and cost of license revenue deferred pursuant to SOP 97-2 for the three and nine months ended October 31, 2000 and 1999, respectively, (in thousands):


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                OCTOBER 31,                    OCTOBER 31,
                                                       --------------------------      ---------------------------
                                                          2000            1999            2000             1999
                                                       ----------      ----------      ----------       ----------
DEFERRED LICENSE REVENUE- ACHIEVE NOW
  Beginning balance .............................             $--      $   33,058      $   48,110       $   20,717
  Deferred during the period ....................              --           7,149             384           19,490
  Recognized during the period ..................              --              --         (48,494)              --
                                                       ----------      ----------      ----------       ----------
    Ending balance ..............................             $--      $   40,207             $--       $   40,207
                                                       ==========      ==========      ==========       ==========
DEFERRED COST OF LICENSE REVENUE- ACHIEVE NOW
  Beginning balance .............................             $--      $    5,863      $    8,709       $    3,555
  Deferred during the period ....................              --           1,230              70            3,538
  Recognized during the period ..................              --              --          (8,779)              --
                                                       ----------      ----------      ----------       ----------
    Ending balance ..............................             $--      $    7,093             $--       $    7,093
                                                       ==========      ==========      ==========       ==========


RESULTS OF OPERATIONS

     Operating Losses. We have incurred significant losses since our inception and, as of October 31, 2000, have an accumulated deficit of approximately $206.5 million. We expect to continue to incur operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts away from our free Internet products and toward our subscription-based Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus. Also, in July 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million during the first two quarters of fiscal year 2001 (ended July 31, 2000) in previously deferred revenue pursuant to SOP 97-2, resulting in an operating loss of $18.5 million for the nine months ended October 31, 2000. The operating results in the first three quarters of fiscal 2001 are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for any future periods.

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

     Stock-Based Compensation. During the three months ended October 31, 2000 and 1999, we recorded $0 and $0.8 million, respectively, in deferred stock stock-based compensation and during the nine months ended October 31, 2000 and 1999, we recorded $0.1 million and $8.5 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. The amortization of deferred stock-based compensation expense was approximately $0.4 million and $1.5 million for the three months ended October 31, 2000 and 1999, respectively and approximately $2.0 million and $2.5 million for the nine months ended October 31, 2000 and 1999, respectively. As of October 31, 2000, there was approximately $2.1 million to be amortized in future periods.

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

     Net cash used in investing activities was $14.1 million for the nine months ended October 31, 2000 relating primarily to the purchases, offset by maturities, of short-term investments purchased with proceeds from our initial public offering, $2.1 million in purchases of property and equipment and $2.8 million related to the acquisitions of Edutest and LearningPlanet.com . Net cash used in investing activities for the nine months ended October 31, 1999 was $5.6 million relating primarily to $4.3 million in cash paid for the acquisitions of Academic, GlobalSchoolhouse and StudyWeb and $1.3 million in purchases of property and equipment.

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

      On June 23, 2000, we acquired Edutest, Inc., a provider of Internet-based educational testing and assessment products, for a combination of cash and shares of our common stock with a value of up to $15.9 million. The aggregate consideration received by Edutest's shareholders at closing was $2.4 million in cash, $1.3 million of which was paid to common shareholders, and the remaining $1.1 million of which was paid in satisfaction of various obligations of Edutest, and 1,028,543 shares of our common stock which had a value of $9.0 million assuming a per share price of $8.75. In addition, we may issue up to 228,561 shares of our common stock eighteen months from June 23, 2000 and may issue up to $2.0 million in stock shortly after July 31, 2001 if Edutest meets certain revenue based performance criteria. The acquisition was accounted for as a purchase.

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