Form 10-K
period 2001-01-31
LIGHTSPAN INC
filed 2001-04-30
CIK 1097892

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2001

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

                                  COMMON STOCK
                              (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

As of March 31, 2001, the aggregate market value of registrant's voting and non-voting stock held by non-affiliates, based upon the closing sales price for the registrant's common stock, as reported on the Nasdaq National Market, was approximately $38.0 million. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of March 31, 2001 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

Number of shares of registrant's common stock outstanding as of March 31, 2001:
46,119,081

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on June 28, 2001, are incorporated by reference into
Part III of this Report.
================================================================================

                                 LIGHTSPAN, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I................................................................................................      2
     Item 1.  Business................................................................................      2
     Item 2.  Properties..............................................................................      21
     Item 3.  Legal Proceedings.......................................................................      21
     Item 4.  Submission of Matters to a Vote of Security Holders.....................................      21
PART II...............................................................................................      22
     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................      22
     Item 6.  Selected Financial Data.................................................................      23
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...      24
     Item 7a. Quantitative and Qualitative Disclosures About Market Risk..............................      33
     Item 8.  Financial Statements and Supplementary Data.............................................      33
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....      33
PART III..............................................................................................      34
     Item 10. Directors and Executive Officers of the Registrant......................................      34
     Item 11. Executive Compensation..................................................................      34
     Item 12. Security Ownership of Certain Beneficial Owners and Management..........................      34
     Item 13. Certain Relationships and Related Transactions..........................................      34
PART IV...............................................................................................      35
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................      35
SIGNATURES............................................................................................      38







       The following are trademarks or service marks of Lightspan, Inc.:

-  The Lightspan Network(R)       -  Your School Online            -  eduTest@School
-  Global Schoolhouse(R)          -  Lightspan Adventures          -  eduTest@School Plus
-  StudyWeb(R)                    -  Learning Search               -  Lightspan Achieve Now
-  Lightspan Partnership          -  Academic Systems                 Online(TM)
-  Lightspan                      -  AcademicOnline 2000           -  School Focus
-  Lightspan Achieve Now          -  Academic.com                  -  Family Focus
-  Lightspan.com                  -  eduTest.com                   -  LearningPlanet.com
-  Your Class Online              -  Ed-mail(R)

       All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their holders.

                                     PART I

ITEM 1. BUSINESS

       In addition to historical information, the discussion in this Annual Report on Form 10-K contains forward-looking statements including statements relating to our future financial performance and operations. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those stated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections in this Annual Report entitled "Competition", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report and in any other documents incorporated by reference into this Annual Report. Do not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date hereof. We undertake no obligation to update or revise any of these forward-looking statements. You should carefully review the risk factors described in this document as well as in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file during our 2002 fiscal year.

INTRODUCTION

       Lightspan, Inc. provides curriculum-based educational software and Internet products and services used both in school and at home. We were founded in 1993 on the philosophy of using technology to increase student achievement by providing exceptional curriculum products that are used in classrooms and that are also used at home. Our technology, delivery systems and content help increase student interest in learning and assessment, parental involvement in their children's education, and productive interaction among teachers, parents and students. Nearly 700 studies by schools that use our products and services indicate that our products improve overall student performance.

       Lightspan Achieve Now, our product for students in kindergarten through eighth grade, or K-8, is a series of media-rich, interactive software programs that covers the core curriculum- language arts, reading and math. We sell it exclusively to schools and school districts for use in both the classroom and at home. As of January 31, 2001, the Lightspan Achieve Now curriculum has already been purchased by over 1,000 school districts in 46 states and implemented in approximately 3,300 schools and approximately 15,700 classrooms, representing a total of approximately 178,300 student and teacher licenses. Our higher education products provide a series of curriculum-based software that addresses the math and writing needs of under-prepared college students. As of January 31, 2001, these products are in use in over 290 colleges and universities across the United States. Also as of January 31, 2001, our Internet products and services for students in schools in pre-kindergarten through eighth grade are used in over 30,000 schools, of which over 2,800 schools are using our fee based subscription services- The Lightspan Network and our online assessment products eduTest.com. In January 2001, Lightspan.com was used by over 571,000 unique users.

       Our objective is to become the leading provider of technology-delivered, curriculum-based supplemental study materials and online assessment services in pre-school through higher education. To achieve this objective, we expect to draw on the educational technology and Internet experience of our entire management team to pursue the following strategies:

       -      capitalize on our current market position;

       - enhance our Lightspan Achieve Now curriculum with content delivery available through new Internet and broadband technologies;

       - continue to promote and enhance our fee-based subscription Internet products; and

       -      evaluate strategic relationships.

       Through June 1996, our activities consisted primarily of designing and developing Lightspan Achieve Now. To supplement our product offerings, we introduced The Lightspan Network in January 1997. We acquired Academic Systems Corporation and Global Schoolhouse in September 1999 and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999. We changed our name to Lightspan, Inc. in April 2000. In May 2000, we acquired LearningPlanet.com and in June 2000, we acquired Edutest, Inc. In August 2000, we introduced Lightspan Achieve Now version 2.0.

PRODUCTS OVERVIEW

       Our products and services are technology-based educational tools and resources that can be used by teachers, students and families to increase student achievement.

       Approximately 700 studies by schools that use our products and services indicate our products increase student performance in reading/language arts and mathematics. Assuming the average student performs at the 50th percentile, and over the two year period comprising school years 1998-2000, for every 100 students in a nationally representative sample, students at schools that implemented the Lightspan Achieve Now program outperformed the control group by 27% in reading/language arts and outperformed the control group by 23% in mathematics, as described in Lightspan's implementation guidance. Lightspan Achieve Now curriculum has been included as a skill-and-content-based reform model eligible for funding by the U.S. Department of Education's Comprehensive School Reform Demonstration program.

       Several independent studies conducted by colleges that use our higher education products have shown that our products which address the math and writing needs of under-prepared college students, compared to traditional lecture taught courses, increase pass rates, keep more students enrolled in the courses covered and increase students' performance in follow-on course work.

K-8 SOFTWARE

       Lightspan Achieve Now is a series of media-rich, interactive software programs that covers the core curriculum of language arts, reading and math, and is designed to enhance learning both in the classroom and at home. Lightspan Achieve Now is a supplement to textbooks and other materials used in K-8 schools and covers more than 80% of the typical K-8 reading, language arts and mathematics curricula. Lightspan Achieve Now incorporates a variety of interactive formats and varying levels of difficulty to cover a specific set of educational objectives and to address a diverse range of learning styles, making it possible to reach each student in a class more effectively. The Lightspan Achieve Now curriculum features stories and original characters designed around an interactive approach, which is intended to provide the student with essential components of an effective learning environment, including motivation to master a skill or concept, learning by doing, practice and application of the skill or concept to another situation.

       We deliver our reading and language arts and mathematics curricula in imaginary "worlds" - episodic, interactive series with a consistent set of characters that are designed to cover a broad range of curriculum objectives. Generally, each world is contained on a series of CD-ROMs, or titles, which are divided into multiple "Adventures." Our Adventures are developed with the assistance of an advisory board of reading, language arts and mathematics educators, an advisory board of video game developers, television writers and commercial animators. The Lightspan Achieve Now curriculum was developed using entertainment industry production techniques and features full motion digital video and 3-D animation.

       Our Lightspan Achieve Now language arts and reading curriculum provides a variety of learning paths, all with a single objective - improving literacy and communication - and is designed to ensure that all students succeed in listening, speaking, reading, writing, viewing and producing. The Adventures that comprise our Lightspan Achieve Now reading and language arts curriculum address vocabulary comprehension, critical thinking skills, study skills, the writing process, print and text recognition, phonics, decoding, and many other areas covered by the typical K-8 reading and language arts curriculum.

       Our Lightspan Achieve Now math curriculum is designed to provide a set of experiences that increase student confidence and encourage students to solve problems, think mathematically and apply and communicate their thoughts. The Adventures that comprise our Lightspan Achieve Now mathematics curriculum address number sense, critical thinking, number theory, estimation, geometry and many other areas covered by the typical K-8 mathematics curriculum.

       Lightspan Achieve Now licenses are sold on a perpetual license basis for approximately $600 to $700 per student license and $2,750 per teacher license including materials and professional development. A complete Lightspan Achieve Now program consists of teacher licenses containing up to 35 CD-ROM titles appropriate to each grade level, instructional materials, student licenses for each student containing the same CD-ROM titles as those included with the teacher licenses, student pre-tests, post-tests and progress checks, parenting and other materials, professional development visits, and evaluation criteria to meet accountability standards. There are a total of 79 separate CD-ROM titles, some of which are included in more than one grade cluster.

       In August 2000, we released Lightspan Achieve Now version 2.0, which supplements its predecessor program, Lightspan Achieve Now. Lightspan Achieve Now version 2.0, which was available for delivery in August 2000, is designed for students in kindergarten through grade six and enhances the reading, language arts and mathematics content by including two new Lightspan Adventures CDs. These new Lightspan Adventures include lessons in phonics, phonemic awareness, reading comprehension and vocabulary development. This balanced literacy program contains a structured curriculum that is designed to be flexible enough to meet the needs of teachers who use instructional strategies based on both phonics and whole-language for teaching students to read. These new Adventures are supported with curriculum materials and professional development to help teachers implement the program effectively.

       Lightspan Achieve Now version 2.0 also contains an online component that is available when a school also subscribes to The Lightspan Network, Lightspan's premier online resource for classrooms. Teachers, students and parents can log on to Lightspan Achieve Now Online(TM), which correlates directly with the Lightspan Achieve Now curriculum, to access new learning activities and resources that support the extended use and implementation of Lightspan Achieve Now such as the School Focus channel which features lesson plans linked to the Lightspan Achieve Now software and online progress tests, the Lightspan Adventures channel which features all new reading, language arts and mathematics activities tied to school objectives, and the Family Focus channel which features over 900 online learning activities in both English and Spanish.

       Lightspan Achieve Now version 2.0 also includes a series of six professional development CDs providing teachers with information on the latest teaching strategies to help them tailor their instruction to meet the needs of each student.

       Lightspan Achieve Now's curriculum runs on both PlayStation game consoles and on MPEG-capable, Windows-based personal computers, though use at home is currently almost always on PlayStation game consoles. We plan to continue development of new titles to meet changing education trends, to refresh the product over time and to continue to support both the PlayStation game console and PC platforms.

K-12 INTERNET

       Our Internet products and services provide teachers, students and parents with a wide array of online learning resources.

Lightspan.com

       All of our Internet products and services can be accessed through www.lightspan.com. We plan to maintain and provide moderate level enhancements to the subscription products and services offered through Lightspan.com.

The Lightspan Network

       The Lightspan Network is our premium online subscription service for classroom and home use. It provides a rich array of curriculum-based K-12 content correlated to state academic standards in an advertising-free environment. We charge a subscription fee of approximately $3,000 annually to each subscribing school for The Lightspan Network. The Lightspan Network:

       - provides curriculum-based Internet activities and lesson plans aligned to state standards;

       - offers approximately 100 interactive, curriculum-based, adventure-filled learning activities developed by educators that cover reading, mathematics, writing, vocabulary development, and Web literacy;

       - provides access to a database of over 140,000 educational Web sites, activities and lesson plans that have been reviewed by educators and correlated to state standards;

       - offers teachers Ed-mail, a personal e-mail account featuring special security measures created specifically for use in schools;

       - provides tools to enhance Internet research and student learning with an encyclopedia subscription; and

       - offers customer support through our professional development staff and access to our telephone help line.

Online Assessment

       In June 2000, we acquired Edutest, Inc., a provider of Internet-based educational testing and assessment products. This acquisition extends our offerings of Internet-based solutions for the K-12 market and furthers our commitment to improve assessment and achievement for all students. Edutest offers a combination of online assessment products, eduTest@School and eduTest@School Plus, with proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district level, the school level, and the classroom. As we integrate this technology into our existing fee-based subscription Internet products, we will be increasing our ability to take advantage of potential growth in educational spending in e-learning, educational reform, and accountability programs.

Global Schoolhouse

       In September 1999, we acquired Global Schoolhouse, a Web site that enables classroom to classroom collaboration by allowing educators to share ideas and create projects together online. Global Schoolhouse began as a pilot project of the National Science Foundation. Global Schoolhouse has teamed with individuals, schools, businesses, and community organizations to design, develop and manage hundreds of collaborative online learning projects each year. Global Schoolhouse offers:

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

HIGHER EDUCATION

       Academic Systems ("Academic"), our higher education division, has products that address the needs of under-prepared college students, consisting of:

       - Interactive Mathematics - Elementary Algebra, Algebra, Intermediate Algebra and College Algebra, which cover topics ranging from whole numbers, proportional reasoning, signed numbers and introductory geometry and algebra to non-linear functions, equations, conic sections, matrices, determinants, induction, sequences and counting;

       - Interactive English, which prepares students for academic writing, including narrative writing, data analysis, text interpretation, and persuasive writing, and contains concise grammar instructions on common college writing errors and related reading and comprehension activities;

       - AcademicOnline 2000, which is the Web-enhanced Interactive Mathematics and Interactive English product line. Colleges may implement AcademicOnline 2000 using client workstations that are located solely within an intranet, on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations; and

       - Academic.com, which is a complete Internet-based product offering that helps faculty create, manage and teach courses online. Based upon Blackboard, Inc.'s authoring platform, Academic.com offers a complete suite of Internet-based instructional tools, content and services. The goal is to provide students with engaging, interactive learning activities that can be accessed anytime and anywhere.

       Academic's products are media-rich with extensive graphics and video components and are grounded in teaching techniques that focus on students as individuals. Students take the courses in a computer lab or on a Windows-based personal computer in their residence, at their own pace. Students review lessons and then practice the concepts learned. Depending upon the student's performance in the practice session, the program prompts further review or moves the student onto the next lesson. Wrong answers will prompt an explanation of how to solve the question. For example, in the Elementary Algebra course, there is a special help function featuring video characters. Each character represents a different learning style and offers multiple approaches to solving the problem, ranging from showing the method that can be used to solve the problem, to explaining the solution with a picture or graph, to providing the solution from a theoretical perspective. This often provides the help that under-prepared college students need to pass the course and succeed in school. Academic also offers printed practice materials.

       Academic provides management services to educators who use its curriculum, typically by compiling and communicating information about student time-on-task and performance while using the curriculum. These management services can be accessed on the Internet at Academic.com or a college's Web site, and also on a college's local area network.

       Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. The licensing fee to colleges of $60 to $80 per student is approximately equal to an equivalent textbook.

SEGMENT AND GEOGRAPHIC INFORMATION

       Financial information about our K-12 and Higher Education products and services is incorporated herein by reference to Note 10 "Reportable Segments" of the Notes to the Lightspan consolidated financial statements included in Part II in this Annual Report on Form 10-K. Since inception, substantially all of our revenues have been attributable to, all of our long-lived assets have been located in, and all of our operations have been conducted in the United States and Puerto Rico.

PRODUCT DESIGN AND DEVELOPMENT

       We consider successful product development to be essential to maintaining and growing our market position and have incurred $25.8 million, $12.4 million and $10.6 million in related technology and development expenses for the years ended January 31, 2001, 2000 and 1999, respectively. We expect to continue enhancing our Lightspan Achieve Now and higher education curricula and our fee-based subscription Internet products and services.

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

       All Lightspan Achieve Now programs are designed so they can be used on a television via a PlayStation game console as well as on a computer screen through desktop or laptop personal computers. Text elements are rendered on the screen for clear visibility from across the room. Live action video and animation segments are converted from original footage to the MPEG software format, and then digitally optimized for a sharp television picture. We believe these design features offer a unique opportunity to be able to transition our Lightspan Achieve Now curriculum to a digital set-top box once broadband technology becomes widely available to cable television subscribers. We also believe that our competitors who have designed their educational technology for use only on a personal computer will experience difficulties in converting their computer interfaces to television interfaces, and that we are better positioned to move our products to a digital set-top box platform.

       Academic's math and English products combine media-rich video and graphics with teaching techniques that focus on students as individuals and offer extensive help and reinforcement examples. The Academic curriculum is reviewed each school year based on input from user groups made up of faculty from across the country, and updated when appropriate.

SALES AND MARKETING

       We sell our Lightspan Achieve Now curriculum and The Lightspan Network directly to schools and school districts. We identify and target school districts that routinely implement new and innovative programs. Our programs are generally sold "top down," with the first presentations made to a school district's key decision maker, who is often the superintendent or assistant superintendent in charge of curriculum or technology. Schools are becoming more involved in the decision process as site-based management is implemented within school districts. The sales cycle for the initial purchase of our Lightspan Achieve Now curriculum is typically six to twelve months, sometimes with shorter periods for The Lightspan Network.

       A school district will typically purchase the Lightspan Achieve Now curriculum for a few classrooms in one school. Upon the successful implementation of the Lightspan Achieve Now curriculum, the school district will typically add the curriculum in other schools within the district. The product is also often sold within the original school, either in additional classrooms in a given grade or to additional grade levels.

       As of January 31, 2001, we employed 104 sales professionals which include direct and internal salespeople and sales mangers for grades K-12. As of that date, this sales force was supported by a 109-person professional development team that provides pre- and post-sales support and works with current Lightspan schools to identify additional sales opportunities. While our sales force and professional development team are focused on selling into new accounts and increasing our presence in current accounts, they also act as partners with implementing schools in identifying funding sources. Each member of our sales force has substantial experience as an educator, teacher, and/or administrator coupled with a background in educational technology sales. The salesperson is generally working in his or her home territory and has extensive contacts in school districts within their territory.

       Our marketing efforts include:

       - hosting policy forums for education policy makers at industry events;

       -      keynote speeches and presentations at major education conventions;

       - participating on the advisory boards of key organizations in education;

       -      advertising in major education industry publications;

       -      direct marketing and direct mail activities;

       - customizing marketing materials to target key opportunities such as summer school and after school programs, English as a Second Language, Migrant Education, and Urban Education programs;

       -      presenting at education trade shows and customer conferences;

       - pursuing focused media relations activities in the national media, education trade press and in local media in communities that are implementing our Lightspan Achieve Now curriculum; and

       - driving statewide sales of our fee-based subscription Internet products and services.

       Our 104 person sales force includes an inside sales organization of 6 people to support our sales efforts in the field. This new operation, located in Denver, is staffed by sales people with experience supporting institutional sales, via telemarketing techniques. Their focus is on qualifying leads, selling and renewing our internet subscription products.

       In addition to our 104 sales professionals that focuses on selling our Achieve Now curriculum and fee-based subscription Internet products, at January 31, 2001, Academic employed 20 sales professionals which include direct salespeople and sales mangers. As of that date, this sales force was supported by a 10-person professional development team that provides pre- and post-sales support focusing primarily on the higher education market. Academic's sales and marketing efforts focus on statewide and system-wide sales, and specifically target potential purchasers that offer opportunities for the Academic Systems curriculum to multiple college class sections. A typical initial sale of the Academic curriculum will be for several sections in a college course. As the faculty becomes familiar with the Academic curriculum and witnesses improved results from sections that are using the curriculum, Academic's contracts are generally renewed and increased. Over 90% of the institutions that have installed any portion of the Academic curriculum since it was first offered remain as installed users. In addition, over 70% of institutions that have renewed their contracts with Academic over its last four fiscal years have signed larger contracts. Academic's marketing efforts include print advertising in periodicals directed at the higher education market, direct marketing, participation at trade shows, and user conferences.

PROFESSIONAL DEVELOPMENT AND SUPPORT SERVICES

       We believe that successfully implementing our products and services in schools and extending them to the home is necessary to realize potential improvements in student achievement. We also believe that independently validated improvements in student achievement differentiate the Lightspan Achieve Now curriculum from products offered by our competitors and generate further support at the district and school level for expanded sales. Our goal is to become the partner of schools that implement our products and services. Given the comprehensive nature of the Lightspan Achieve Now curriculum, its connection of schools to homes, the rapid technological changes resulting from the Internet, and educators' needs for ongoing technical training and mentoring, we have committed substantial resources to train educators in the use of our products and services.

       As of January 31, 2001, we maintained a staff of 119 trained professionals, most of whom are former educators, to provide pre-sale planning and post-sale implementation, customer support, training services and motivation for teachers, administrators and parents in Lightspan schools. We also operate a toll-free, five-day per week technical and curriculum support telephone help line called Partner Line that is accessible to both teachers and parents. We include professional development and Partner Line services with the initial purchase of Lightspan Achieve Now. Schools may purchase additional professional development or support services. We believe that the on-site training provided by our professional development staff is a key factor in encouraging school districts to implement Lightspan products in more schools within the district and in additional classrooms within an individual school.

       We provide pre-sale and post-sale support for college campuses that use our Academic curriculum in a manner similar to that provided for our Lightspan Achieve Now curriculum, with a greater emphasis on technical support and installation related to the Web-based or local area networked student management system. Installation and support are included with the software license and additional services may be purchased.

RIGHTS TO CONTENT

       We rely principally upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary rights.

       We developed and own the rights to nearly all of the content within the Lightspan Achieve Now curriculum, including the worlds, characters, stories, educational content, and games. We hold trademarks to all of our Lightspan Achieve Now worlds, our individual CD-ROM titles, and many of our characters. We also hold trademarks on our Edutest products eduTest@School and eduTest@School Plus.

SEASONALITY

       Our operating results are expected to vary significantly from quarter to quarter because of seasonal influences on demand for our Lightspan Achieve Now, fee-based subscription Internet and Academic Systems curricula products and services based on school calendars, budget cycles, source and timing of school districts' funding. Our Lightspan Achieve Now license transactions have historically been highest in our second fiscal quarter, and lowest in our first fiscal quarter. In July 2000, we recognized the remaining Achieve Now deferred software license revenue as the remaining titles were completed and shipped during the second quarter. As a result, our reported revenue for that quarter and previous quarters was not indicative of our underlying business in those periods. See "Change in Revenue Recognition Policy" in Management's Discussion and Analysis of Financial Condition and Operating Results for further discussion.

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

       In the instructional technology segment of this market, we believe our existing and prospective competitors may be divided into the following groups:

       - comprehensive curriculum software publishers which offer various school-based computer-based learning systems.

       - "edutainment" software vendors, which principally target the consumer market but also sell to schools;

       - education-oriented Internet services and the educational segments of general on-line service providers;

       -      distance learning providers; and

       - programs that take over management of the school or provide substantial tutoring help.

       As Internet and broadband services become more widely deployed in K-12 and colleges, we believe new and unidentified competition will enter the market. Traditional media companies and rapidly expanding Internet companies are likely to present new competition. Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, many of these current and potential competitors can devote substantially greater resources to product development, marketing and promotional campaigns and Web site and systems development than we can.

CONCENTRATION RISK

       During the fiscal year ended January 31, 2001, no one customer accounted for more than 10% of total revenues for Lightspan.

EMPLOYEES

       As of January 31, 2001, we employed 616 persons, including 229 in technology and development, 90 in general and administrative, 178 in sales and marketing and 119 in professional development. Our future success is substantially dependent on the performance of our senior management team and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the "Risk Factors" section below for a further discussion of certain risks related to our employees. None of our employees is represented by a labor union and we consider our employee relations to be excellent.


                                  RISK FACTORS

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

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT.

       We began selling our Lightspan Achieve Now educational software in January 1996 and entered the Internet market by launching The Lightspan Network in January 1997. Academic began selling its educational software in April 1994. Since early 1999, we have significantly increased our efforts to expand our fee-based subscription Internet businesses. As a result, our businesses have only a limited operating history on which you can base your evaluation of our business and prospects. In considering an investment in our stock, you should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies.

OUR QUARTERLY RESULTS ARE VOLATILE AND DIFFICULT TO FORECAST, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

       Our quarterly results have fluctuated significantly since our inception, for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty quarters ended January 31, 2001. In addition, in fiscal year 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2001 or for any future years.

       We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles, and the sources and timing of school districts' funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. If a significant sale that we expect to occur in a particular quarter is delayed and does not occur until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based subscription Internet efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based subscription Internet products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

WE EXPECT NET LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

       Since our inception, we have incurred significant losses. As of January 31, 2001 we have accumulated net losses of $209.6 million. We incurred net losses of $32.1 million for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000, $55.7 million in net losses for the fiscal year ended January 31, 2000 and $33.6 million in net losses for the fiscal year ended January 31, 1999. We expect our operating losses and negative cash flow to continue for the foreseeable future as we incur costs and expenses related to:

       -      brand maintenance, marketing and promotional activities;

       - continued development and expansion of our fee-based subscription Internet offerings and content; and

       - amortization of intangible assets and goodwill recorded in connection with our acquisitions of Edutest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb.

       Our ability to become profitable and maintain profitability depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels. Although we may continue our spending on the activities listed above, these efforts may not result in increased revenues. We conduct operations using estimates as to future expense levels based on our expectations of future revenues. We cannot guarantee that we will be able to predict our future revenues accurately or that we will be able to adjust spending to compensate for any unexpected revenue shortfall. If we achieve profitability, we may not be able to sustain or increase profitability.

CHANGES IN FUNDING FOR PUBLIC SCHOOL SYSTEMS COULD REDUCE OUR REVENUES AND IMPEDE THE GROWTH OF OUR BUSINESS.

       We derive a substantial portion of our revenues from public school funding, which is heavily dependent on support from federal, state and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or colleges, for example a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act of 1965, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services. Funding difficulties experienced by schools or colleges could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers. The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems could slow this kind of investment.

WE ARE HEAVILY DEPENDENT UPON OUR RELATIONSHIP WITH SONY COMPUTER ENTERTAINMENT INC. AND TERMINATION OF THAT RELATIONSHIP, POTENTIAL SUPPLY SHORTAGES OF THE PLAYSTATION GAME CONSOLES OR UNANTICIPATED CHANGES IN THE GAME CONSOLES COULD REDUCE OUR LIGHTSPAN ACHIEVE NOW SALES OR INCREASE RELATED EXPENSES.

       We are heavily dependent upon our relationship with Sony Computer Entertainment Inc., which supplies the PlayStation game console used by the students who use our Lightspan Achieve Now educational software at home. Historically, and for the foreseeable future, sales of Lightspan Achieve Now and PlayStation game consoles have accounted for a majority of our revenue. Without incurring significant additional expense, there currently is no readily available operating platform for broad implementation of Lightspan Achieve Now in the home other than the PlayStation game console. Sony Computer Entertainment Inc. has rights to terminate their agreement with us in various circumstances, including if it elects to stop producing the PlayStation game console. If our agreement is terminated, if the PlayStation game console loses popular appeal or if we are unable to obtain an adequate supply of PlayStation game consoles on a timely basis, our ability to sell our Lightspan Achieve Now curriculum will be significantly reduced and we could incur significant additional expenses or lose substantial revenues.

       We may also experience disruption of supply of the original PlayStation game console as Sony Computer Entertainment Inc. balances its manufacturing capability between the PlayStation game console and the PlayStation 2 system. If we are unable to acquire PlayStation game consoles, our software license revenue may be deferred, as our revenue recognition policy requires that delivery of hardware along with the software is required before we can fully recognize software license revenue.

WE MAY NEED ADDITIONAL FINANCING TO MEET OUR STRATEGIC BUSINESS OBJECTIVES, WHICH MAY NOT BE AVAILABLE AND, IF AVAILABLE, MIGHT ADVERSELY IMPACT OUR EXISTING STOCKHOLDERS.

       We may need to raise additional funds to continue to meet operating demands. In addition, if we enter into new areas of business, we may incur substantially increased expenses for which we do not expect investment returns for months or years in the future. If we raise additional funds through the issuance of equity or debt securities that have rights senior to those of our current stockholders, these stockholders may experience additional dilution or may lose other rights. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, to continue to operate or grow our business or respond to competitive pressures or unanticipated developments.

OUR CONTINUED GROWTH WILL UTILIZE OUR RESOURCES, AND FAILURE TO MANAGE THIS GROWTH EFFECTIVELY COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM GENERATING THE REVENUES WE EXPECT.

       We expect that expansion of our customer and revenue base will be required to successfully implement our business strategy. For example, the development of our business continues to require sales and marketing expenditures as well as increased development efforts of certain products. This expansion may strain our management, operational, financial and technological resources, as well as the infrastructure for our Web sites and services. The growth of our Lightspan Achieve Now educational software business may strain the resources of our professional development staff during periods of heavy implementation in purchasing school districts. Our growth depends on our ability to attract and retain qualified employees (including employees of businesses that we acquire), particularly Internet systems, sales and marketing and product development personnel. Our failure to manage our growth in a manner that minimizes these strains on our resources could disrupt our operations and ultimately prevent us from generating the revenues we expect.

OUR CURRICULUM-BASED EDUCATIONAL SOFTWARE MAY BE UNABLE TO ACHIEVE OR MAINTAIN BROADER MARKET ACCEPTANCE, WHICH WOULD CAUSE OUR FUTURE REVENUE GROWTH AND PROFITABILITY TO BE ADVERSELY IMPACTED.

       We expect to continue to generate a substantial portion of our revenues from our curriculum-based educational software products such as Lightspan Achieve Now software licenses, and will need to increase these revenues in order to more effectively grow other areas of our business. Revenues from licenses will depend principally on broadening market acceptance of that software, which may not occur due to a number of factors, including:

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

       If market acceptance of our curriculum-based educational software is not broadened, our future revenue growth will be adversely impacted and we may never become profitable.

THE SUCCESS OF OUR BUSINESS MODEL REQUIRES US TO INCREASE OUR REVENUES FROM OUR FEE-BASED SUBSCRIPTION INTERNET BUSINESS, AND WE MAY NEVER BECOME PROFITABLE IF WE ARE UNABLE TO DO SO.

       To achieve our operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based subscription Internet business. Our ability to increase revenues from our fee-based subscription Internet business depends on:

       - our ability to increase the subscriber base of our fee-based subscription Internet products while maintaining a subscription fee; and

       -      improvement of the accessibility and ease of use of our Web sites.

       The future success of our fee-based subscription Internet business is highly dependent on an increase in the number of Internet users who are willing to subscribe to The Lightspan Network, eduTest@School, eduTest@school Plus and Lightspan Early Learning subscription products. The number of Internet users willing to pay for online educational products may not continue to increase. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

       If we are unable to substantially increase our revenues from our Internet businesses, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, or we may never become profitable.

WE RELY ON STATISTICAL STUDIES TO DEMONSTRATE THE EFFECTIVENESS OF OUR PRODUCTS, AND OUR REPUTATION AND SALES AND MARKETING EFFORTS COULD BE ADVERSELY IMPACTED IF THE RESULTS OF THESE STUDIES ARE NOT REPRESENTATIVE OR IF THEIR INTEGRITY IS QUESTIONED, WHICH COULD LEAD TO LOWER THAN EXPECTED REVENUES.

       We rely heavily on statistical studies, including those cited in this Annual Report on Form 10-K, to demonstrate that our curriculum-based educational software increase student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

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

       Our sales and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, perceives these studies to be biased due to our involvement, or if the results of these studies are not representative, which could lead to lower than expected revenues.

IF WE FAIL TO ENHANCE OUR FEE-BASED SUBSCRIPTION INTERNET PRODUCTS AND SERVICES WITHOUT SYSTEMS INTERRUPTIONS AND ADAPT THOSE PRODUCTS AND SERVICES TO CHANGES IN TECHNOLOGY, OUR FUTURE REVENUE GROWTH AND PROFITABILITY COULD BE LESS THAN WE EXPECT.

       We believe that our future revenue growth will depend on whether we are able to enhance and improve our fee-based subscription Internet products and services as planned. Enhancements and improvements to our fee-based subscription Internet products are currently scheduled, but we cannot assure you that those enhancements and improvements will gain market acceptance or be launched on schedule and without systems interruptions. In addition, the Internet is rapidly changing, and we expect that we will continually need to adapt our fee-based subscription Internet products and their related technology to emerging Internet standards and practices, technological advances developed by our competition, and changing subscriber and user preferences. Ongoing adaptation of our fee-based subscription Internet products and their related technology will entail significant expense and technical risk, and we may use new technologies ineffectively or fail to adapt our fee-based subscription Internet products and their related technology on a timely and cost-effective basis. If our enhancements, improvements and adaptations of our fee-based subscription Internet products and their related technologies are delayed, result in systems interruptions or do not gain market acceptance, our future revenue growth will be adversely impacted and we may never become profitable.

WE EXPECT COMPETITION TO INCREASE SIGNIFICANTLY IN THE FUTURE, WHICH COULD PREVENT US FROM SUCCESSFULLY IMPLEMENTING OUR BUSINESS STRATEGY.

       The educational technology market is intensely competitive and subject to increasing commercial attention. Barriers to entering Internet markets are relatively low, and we expect competition to intensify in the future, as more businesses use the Internet to enter the student, parent and teacher markets for education-oriented products and services. We also may be adversely affected by pricing and other operational decisions. For example, the decision of several of our competitors that offer educational content on the Internet to offer a free service rather than charge a fee, which could adversely impact our subscription revenues.

       Our competitors include:

       - comprehensive curriculum software publishers which offer various school-based computer-based learning systems;

       - "edutainment" software vendors, which principally target the consumer market but also sell to schools;

       - education-oriented Internet services and the educational segments of general on-line service providers;

       -      distance learning providers; and

       - programs that take over management of the school or provide substantial tutoring help.

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

       We have acquired businesses and may continue to do so in the future. We are currently in the process of integrating the operations, systems and personnel of Edutest and Academic, which we recently acquired. Our integration of these acquisitions or any future acquisitions could distract our management or cause us to incur additional expenses, and could cause our business and operations to be adversely impacted. We also may enter into strategic relationships with complementary businesses.

       For example, we recently completed a digital set-top box trial with Cox Communications and we have agreed to pursue several potential strategic initiatives with CINAR Corporation. We cannot assure you that we will implement these initiatives and other activities and arrangements. If implemented, this, or any other strategic relationships we may enter into, may increase our expenses or divert efforts of our management and may not be successful.

IF WE DO NOT SUCCESSFULLY ANTICIPATE AND ADAPT TO CHANGES IN COMPUTER PLATFORMS AND OTHER EVOLVING TECHNOLOGIES, OUR OPERATING RESULTS RELATING TO SALES OF OUR SOFTWARE PRODUCTS COULD BE ADVERSELY IMPACTED.

       We must manage our software development efforts to anticipate and adapt to changes in popular computer operating environments and other evolving technologies. For example, we have improved the existing Academic CD-ROM-based educational software product with Internet-based enhancements. Our Lightspan Achieve Now curriculum-based educational software is currently delivered in CD-ROM format on PlayStation game consoles and on Windows-based personal computers. We will continue to evaluate other operating environments and computer platforms for our software products as they become available.

       We may decide from time to time to make our software products available in other operating environments or on other computer platforms and our efforts to do so may involve substantial costs without the realization of expected additional revenue from these activities. Market acceptance of our software products and our operating results relating to their sale could also be worse than we expect if we are unable to anticipate and adapt to changes in computer platforms and other evolving technologies in a timely and cost-effective manner.

WE WILL NOT BE ABLE TO GROW OUR INTERNET BUSINESSES IF THE MARKET FOR THOSE BUSINESSES DOES NOT DEVELOP.

       The success of our fee-based subscription Internet businesses will depend in large part on the continued emergence and growth of a market for Internet-based educational technology products. The market for educational technology is characterized by rapid change and product innovation, unpredictable product life cycles and unpredictable preferences among students, teachers and parents. Internet commercial businesses and services are evolving markets as well, and it is difficult to estimate how and when growth or other changes in those markets will occur. We therefore cannot predict that the market for Internet-based educational technology products will continue to expand.

OUR BUSINESS MAY NOT SUCCEED WITHOUT THE CONTINUED DEVELOPMENT AND MAINTENANCE OF THE INTERNET.

       Without the continued development and maintenance of the Internet infrastructure, we could fail to generate the revenues necessary for our fee-based subscription Internet business to succeed. In addition, our Lightspan Achieve Now curriculum is very media-rich and is not currently delivered over the Internet, due to bandwidth and other limitations. The continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because the online exchange of information and global commerce on the Internet is new and evolving, we cannot predict whether the Internet will prove to be an effective vehicle for delivering commercial content or will provide a viable marketplace for electronic commerce in the long term.

       As the number of Internet users continues to increase, and as these users increase their frequency of use and bandwidth requirements, the Internet infrastructure may be unable to support the demands. In addition, increased users or bandwidth requirements may adversely impact the performance of the Internet.

UNLESS WE MAINTAIN A STRONG BRAND IDENTITY, OUR BUSINESS MAY NOT GROW AND OUR FINANCIAL RESULTS MAY BE ADVERSELY IMPACTED.

       We believe that maintaining and enhancing the value of our Lightspan, Academic and Edutest brands is critical to attracting purchasers for our curriculum-based educational software and subscribers and users of our fee-based subscription Internet businesses. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. We cannot assure you that we will be successful in maintaining our brand equity. In addition, to attract and retain subscribers and users and to promote and maintain the Lightspan, Academic and Edutest brands, we have spent, and may need to continue spending significant resources on a brand-enhancement strategy, which includes promotional programs and efforts by our field sales team and professional development staffs. Revenues from these activities may not be sufficient to offset associated costs.

CLAIMS RELATING TO DATA COLLECTION FROM OUR USER BASE AND CONTENT AVAILABLE ON OR ACCESSIBLE FROM OUR WEB SITES MAY SUBJECT US TO LIABILITIES AND ADDITIONAL EXPENSE.

       We currently collect only the names of teachers who are registering for our Internet products. However, we may in the future collect names and other personal information relating to students, teachers and parents, and may sell our user information on an aggregated, non-individual basis; though we do not intend to sell information relating to children under the age of thirteen. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our Web sites or that is accessible from our network through links to other Web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our Web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

OUR BUSINESS OPERATIONS COULD BE SIGNIFICANTLY DISRUPTED IF WE LOSE MEMBERS OF, OR FAIL TO PROPERLY INTEGRATE, OUR MANAGEMENT TEAM.

       Our success depends on the continued contributions of the principal members of our sales and marketing, product development, Internet services, and management departments. The loss of the services of any of our officers or senior managers could disrupt operations in their respective departments and could cause our overall financial results to be adversely impacted. In the past we have experienced greater than average turnover among our senior management. We do not maintain any "key person" life insurance policies other than on John
T. Kernan, our Chairman and Chief Executive Officer, and Carl E. Zeiger, our President and Chief Operating Officer.

       Several of our existing senior management personnel joined us during fiscal 2001 and fiscal 2002. Some of these individuals have not previously worked together and are currently being integrated as a management team. If our senior managers are unable to work effectively as a team, our business operations could be significantly disrupted.

WE MAY NOT BE ABLE TO PREVENT OTHERS FROM USING OUR TRADEMARKS, COPYRIGHTS, SOFTWARE, CHARACTERS AND OTHER INTELLECTUAL PROPERTY ASSETS. IF OTHERS DO USE THESE ASSETS, THEIR VALUE TO US, AND OUR ABILITY TO USE THEM TO GENERATE REVENUES, MAY DECREASE.

       Our intellectual property includes our trademarks and copyrights, proprietary software, characters and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. In addition, our ability to conduct our business may be adversely impacted if others claim we violate their intellectual property rights. If successful, claims of this nature could adversely impact our business by requiring us to cease using important intellectual property or pay monetary damages. Even if unsuccessful, these claims could adversely impact our business by damaging our reputation, requiring us to incur legal costs and diverting management's attention away from our business.

OUR STOCK PRICE IS HIGHLY VOLATILE.

       The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this section of the Annual Report, as well as other factors, including:

       - conditions and publicity regarding the Internet or educational software industries generally;

       - sales of substantial amounts of our stock by existing stockholders;

       - price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

       - comments by securities analysts, or our failure to meet analysts' expectations.

       Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, class action lawsuits have historically been initiated against Internet and software companies following periods of volatility in the market prices of these companies' stock. In general, decreases in our stock price would reduce the value of our stockholders' investments and could limit our ability to raise necessary capital or make potential acquisitions of assets or businesses. If litigation were instituted on this basis, it could result in substantial costs and would divert management's attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS CONTROL APPROXIMATELY 55.7% OF OUR COMMON STOCK.

       As of March 31, 2001, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 55.7% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders. See Part III, Item 12 for more detail regarding the stockholdings of these stockholders.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD ADVERSELY IMPACT OUR STOCK PRICE.

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

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

       The following table sets forth information about our executive officers and key employees as of March 31, 2001:

NAME                                            AGE                         POSITION
----                                            ---                         --------
EXECUTIVE OFFICERS
John T. Kernan.............................     55   Chairman of the Board and Chief Executive Officer
Carl E. Zeiger.............................     58   President, Chief Operating Officer and Director
Michael A. Sicuro..........................     42   Senior Vice President, Chief Financial Officer, Treasurer and
                                                     Secretary
Sandra K. Fivecoat.........................     52   Senior Vice President of Sales
Susan B. Hardwicke.........................     48   Executive Vice President, President of Edutest, Inc.
James M. Dredge............................     51   Chief Executive Officer of Academic Systems

KEY EMPLOYEES
Bernice Stafford...........................     59   Vice President of School Marketing and Evaluation
Dr. Larry R. Vaughn........................     62   Senior Vice President of  Professional Development

       John T. Kernan co-founded Lightspan and has served as our Chairman and Chief Executive Officer since inception, September 1993. Prior to co-founding Lightspan, Mr. Kernan served as Chairman and Chief Executive Officer of Jostens Learning Corporation, an educational software company. Mr. Kernan developed Jostens Learning from a start-up company in 1985 (then named Education Systems Technology Corporation) to one of the largest educational software businesses in the United States. Under Mr. Kernan's leadership, Jostens Learning was a leading supplier of pre-kindergarten through adult educational software. Prior to founding Jostens Learning, Mr. Kernan was an executive with Gill Cable Corporation, a Northern California cable TV operator. He also was Vice President of Product Development for DELTAK, Inc. (now NETg), then the nation's largest provider of video-based training for technical professionals. Mr. Kernan was the President of the Software Publishers Association, has been named "Educator of the Decade" by Electronic Learning Magazine and regional "Entrepreneur of the Year" by Inc. Magazine, among other distinctions. Mr. Kernan was a founder of Academic Systems, which has since been acquired by Lightspan, and Elemental Software, which has since been acquired by Macromedia. Mr. Kernan is a member of the Board of Directors of TechNet. Mr. Kernan holds a Bachelor of Science from Loyola College.

       Carl E. Zeiger co-founded Lightspan and has served as our President and Chief Operating Officer and as a director since September 1993. He also served as our Interim Chief Financial Officer and Secretary from June 2000 to February 2001. Prior to co-founding Lightspan, Mr. Zeiger served as the President and Chief Operating Officer of Jostens Learning Corporation. Along with Mr. Kernan, Mr. Zeiger developed Jostens Learning into a leading supplier of pre-kindergarten through adult educational software. Prior to joining Jostens Learning, Mr. Zeiger served as Senior Vice President of Finance for Integrated Software Systems Corporation, a leading provider of presentation graphics software, and managed its initial and secondary public offerings and its eventual sale to Computer Associates. Mr. Zeiger is a certified public accountant in the State of California and holds a Bachelor of Science from the University of Denver.

       Michael A. Sicuro has served as our Senior Vice President, Chief Financial Officer, Treasurer and Secretary since February 2001. Previously, he was the Chief Executive Officer and Chief Financial Officer for MediaDNA from May 2000 to September 2000. From June 1996 to May 2000, he was the Managing Director and Chief Financial Officer of ITLA Capital. From 1994 to 1996 Mr. Sicuro served as the Vice President and Chief Financial Officer of Blue Cross of California and Controller of WellPoint Health Networks. Mr. Sicuro also served as the Senior Vice President and Chief Financial Officer of U.S. Bancorp Mortgage from 1993 to 1994. Previously, he was employed by Western Federal Savings and Loan Association as Senior Vice President and Controller and was the Deputy Controller for First Interstate Bancorp. He was an Audit Manager and Certified Public Accountant with Deloitte and Touche LLP. Mr. Sicuro holds a Bachelors degree in Business Administration from Kent State University.

       Sandra K. Fivecoat has served as our Senior Vice President of Sales since February 1999. From April 1998 to January 1999, she served as Regional Vice President for our South Central Region. From 1987 to April 1998, Ms. Fivecoat held various executive sales management positions at Apple Computer, a manufacturer of computers and software. Ms. Fivecoat had a career in public education, where she was a teacher, administrator, university researcher, and from 1982 to 1986, the first Director of Educational Technology for the State of Texas where she established, organized and managed the division providing overall guidance and direction to public schools in the effective uses of technology in instruction and administration. Ms. Fivecoat has been published in the Journal of Computers in Science and Math Teaching and Computers in Curriculum and Instruction. Ms. Fivecoat holds a Bachelor of Science and a Masters in Education from the University of Texas at Austin.

       Susan B. Hardwicke has served as our Executive Vice President and President of Edutest, Inc. since December 2000 and President of Edutest, Inc. since we acquired eduTest.com. in June 2000. In November 1995, Dr. Hardwicke combined her extensive experience in testing assessment and high technology and founded eduTest.com, the first comprehensive online student testing company, serving as President through June 2000. In 1992, Dr. Hardwicke founded Total Quality Innovators, Inc. (later called Action and Change Technologies, Inc.). The company specialized in reengineering, leadership assessment, internal survey development, and Total Quality Management for such companies as Reynolds Metals, Nestle, and Motorola. From 1984 to 1992, Dr. Susan Hardwicke worked in product development in the defense industry. Dr. Hardwicke holds a Bachelor of Arts from the University of Virginia and a Masters in Psychology and a Ph.D. in Psychology from George Washington University.

       James M. Dredge has served as our Chief Executive Officer of Academic Systems since January 2001. From February 1999 to January 2001, Mr. Dredge served as senior vice president/general manager of the School Division at The Learning Company, where he managed all sales, marketing and product development of brands such as The Learning Company, MECC, Broderbund and Mindscape. His responsibilities also included operations of Learning Services, Inc., and of The Learning Company's Language Division. From 1993 to February 1999, Mr. Dredge assumed a variety of positions including President and Chief Operating Officer for Invest Learning/Mergent Technologies, a leader in education technology solutions for the high school, college, corporate and corrections markets. Mr. Dredge holds a Bachelor of Arts and a Masters in Public Administration from the University of Minnesota.

       Bernice Stafford co-founded Lightspan and has served as our Vice President of School Marketing and Evaluation since October 1993. From 1989 to 1993, she served as Director of Sales Programs at Jostens Learning Corporation. Ms. Stafford is a former teacher and early childhood administrator who has been involved with marketing instructional technology to schools for more than 10 years. In addition to serving on the boards of Technology, Reading, and Learning Difficulties and the Agency for Instructional Technology, she was recently appointed to a task force that will advise the California Assembly Education

Subcommittee on Urban Education Quality. Ms. Stafford holds a Bachelor of Arts and a Master of Arts from the University of California at Berkeley.

       Dr. Larry R. Vaughn, Ed.D. has served as our Senior Vice President of School Reform since January 1999. From 1979 to 1998, he has served as superintendent of school districts including Wichita Public Schools in Wichita, Kansas from January 1993 to July 1998, Pasadena Independent School Districts in Pasadena, Texas from 1989 to 1993, Victoria Independent School District in Victoria, Texas from 1985 to 1989, Alice Independent School District in Alice, Texas from 1982 to 1985, and Hitchcock Independent School District in Hitchcock, Texas from 1979 to 1982. From 1967 to 1979, he served as Director of Curriculum and Secondary Program Coordinator of Sheldon Independent School District in Houston, Texas. Dr. Vaughn holds a Bachelor of Arts from Mississippi State University and a Doctorate in Education from the University of Houston.


ITEM 2. PROPERTIES

       Our headquarters are located in San Diego, California, where we currently lease approximately 47,000 square feet under a lease expiring in 2003 and approximately 10,000 square feet under a lease expiring in 2002. Warehouse facilities are located in Carlsbad, California, where we currently lease approximately 9,000 square feet under a lease expiring in 2002. Additional facilities are located in Mountain View, California, where approximately 18,600 square feet are under a lease for Academic expiring in 2001, in Richmond, Virginia, where approximately 14,700 square feet are under a lease for Edutest expiring in 2003, and in Denver, Colorado, where approximately 3,400 square feet are under a lease for our internal sales force expiring in 2003. These facilities are adequate for our current operations. We currently maintain a facility in Santa Monica, California, our former West Los Angeles based operations, for approximately 6,900 square feet under a lease expiring in 2002. We are currently in the process of sub-leasing this facility.

ITEM 3. LEGAL PROCEEDINGS

       We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       MARKET INFORMATION

       Lightspan's Common Stock began trading on the Nasdaq National Market under the symbol "LSPN" on February 10, 2000 at an initial public offering price of $12 per share.

       The high and low sales price of Lightspan's Common Stock on the Nasdaq National Market during the period from February 10, 2000 to January 31, 2001 was $25.375 and $0.84 respectively. The following table sets forth, for the periods indicated, the high and low sales price information for our common stock as reported by the Nasdaq National Market.

                                                                   COMMON STOCK PRICE
                                                                  --------------------
                                                                   HIGH          LOW
                                                                  -------      -------
Fiscal year ended January 31, 2001:
  First Quarter (from February 10, 2000) ...................      $25.375      $     8
  Second Quarter ...........................................           10        4.875
  Third Quarter ............................................         5.78         1.88
  Fourth Quarter ...........................................         3.03         0.84

       The closing sales price of our common stock on March 31, 2001 was $1.875.

       HOLDERS

       As of March 31, 2001, there were approximately 630 record holders of our common stock.

       DIVIDENDS

       We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may consider relevant.

       RECENT SALES OF UNREGISTERED SECURITIES

       Since February 1, 2000 we have sold and issued the following unregistered securities:

       (a) From February 1, 2000 through June 6, 2000 we issued an aggregate of 200,238 shares of our common stock to employees through the exercise of stock options for an aggregate purchase price of $618,957. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

       (b) On February 15, 2000, warrants to purchase up to 2,760,160 shares of our Series D preferred stock held by 32 accredited investors automatically converted into warrants to purchase up to 1,380,080 shares of our common stock and were automatically exercised, resulting in our issuance of 1,377,762 shares of common stock (after application of certain "net-exercise" provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). We relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

       The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

USE OF PROCEEDS

       The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company's common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, Thomas Weisel Partners LLC, and U.S. Bancorp Piper Jaffray Inc. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were $88.8 million. From the time of receipt through January 31, 2001, $0.2 million of the net proceeds were applied to repay debt, $2.6 million were used to purchase Edutest, $5.0 million were used to promote our Lightspan.com Web site and the remaining proceeds were invested in short term, interest-bearing securities rated AA or better.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected consolidated financial data should be read in conjunction with the Lightspan consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our statement of operations data for the years ended January 31, 2001, 2000, 1999, 1998 and 1997 and balance sheet data as of January 31, 2001, 2000, 1999, 1998 and 1997 are derived from our audited financial statements, which are included elsewhere in this 10-K for the years ended January 31, 2001, 2000 and 1999 and as of January 31, 2001 and 2000. The following financial information is in thousands, except per share data.

                                                                       YEARS ENDED JANUARY 31,
                                              -------------------------------------------------------------------------
                                                 2001            2000            1999           1998            1997
                                              ---------       ---------       ---------       ---------       ---------
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Total revenues .........................      $  99,074       $  16,916       $  10,870       $  22,309       $   8,565
Total cost of revenues .................         25,286           9,734           7,660          11,433           5,842
                                              ---------       ---------       ---------       ---------       ---------
Gross profit ...........................         73,788           7,182           3,210          10,876           2,723
 Total operating expenses ..............        112,123          63,382          37,194          37,827          35,199
                                              ---------       ---------       ---------       ---------       ---------
Loss from operations ...................        (38,335)        (56,200)        (33,984)        (26,951)        (32,476)
Interest income (expense),  net ........          6,215             479             417            (527)           (113)
                                              ---------       ---------       ---------       ---------       ---------
Net loss ...............................        (32,120)        (55,721)        (33,567)        (27,478)        (32,589)

Preferred stock dividend ...............        (16,506)             --              --              --              --
Net loss attributable to common
  stockholders .........................      $ (48,626)      $ (55,721)      $ (33,567)      $ (27,478)      $ (32,589)
                                              =========       =========       =========       =========       =========
Net loss per
  share(1) -- basic and diluted ........      $   (1.10)      $  (13.61)      $   (9.91)      $   (8.65)      $  (10.72)
                                              =========       =========       =========       =========       =========
Weighted average
  shares -- basic and diluted ..........         44,019           4,094           3,388           3,177           3,039
                                              =========       =========       =========       =========       =========

                                                                                        AT JANUARY 31,
                                                           -----------------------------------------------------------------------
                                                              2001           2000            1999            1998           1997
                                                           ---------      ---------       ---------       ---------      ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .............................    $  45,566      $   5,033       $   7,143       $   4,422      $   1,884
Short-term investments ................................       32,683         16,132              --              --             --
Deferred cost of revenues- Achieve Now ................           --          8,709           3,555              --             --
Working capital (deficit) .............................       69,783        (25,994)        (12,233)            454           (287)
Total assets ..........................................      153,898        102,432          22,566          14,080         12,852
Deferred revenues-Achieve Now .........................           --         48,110          20,717              --             --
Deferred revenues-services and other, current
  and long-term .......................................        9,362          7,022           3,444           2,494          1,769
Capital lease obligations, less current portion .......          268            443             394             775          1,702
Total stockholders' equity (deficit) ..................      126,315         26,694         (11,249)          1,682          1,614

       (1) See Note 1 to the Lightspan consolidated financial statements for a description of the computation of the net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This information should be read in conjunction with the audited consolidated financial statements and notes thereto contained herein. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in Part I, Item I under the caption "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

       We were founded in 1993 on the philosophy of using technology to increase student achievement by connecting the school to the home. We develop, market and sell curriculum-based educational software and fee-based subscription Internet products and services used both in school and at home. Our curriculum-based educational software consists of our Lightspan Achieve Now and Academic software. Lightspan Achieve Now is our media-rich, interactive CD-ROM-based software for students in schools in kindergarten through eighth grade that covers the core curriculum of language arts, reading and math. Our technology, delivery system and content help increase student interest in learning, parental involvement in their children's education, and productive interaction among teachers, parents and students. Our Academic software is also CD-ROM-based and serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Edutest offers a combination of online assessment products, eduTest@School and eduTest@School Plus, with proprietary test questions, covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district and school levels, and the classroom.

       Our products and services are sold to school districts by a direct field sales force and supported by our professional development team who assist in implementing our curricula in schools.

       We commenced operations in September 1993, and through June 1996 our activities consisted primarily of designing and developing Lightspan Achieve Now. In January 1996, we released our Lightspan Achieve Now curriculum for use on Windows-based personal computers. In the fall of that year, we released the product for use on the PlayStation game console. To supplement our product offerings, we introduced The Lightspan Network in January 1997. We acquired Academic and Global Schoolhouse in September 1999, and StudyWeb in October 1999. We also introduced Lightspan.com in September 1999, and enhanced it with the Lightspan Learning Store in October 1999 and with Your School Online and Your

Class Online in February 2000. In May 2000, we acquired LearningPlanet.com, and in June 2000, we acquired Edutest. In August 2000, we introduced Lightspan Achieve Now version 2.0.

RESULTS OF OPERATIONS

       Operating Losses. We have incurred significant losses since our inception and, as of January 31, 2001, have accumulated losses of approximately $209.6 million. We expect to continue to incur operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products. In addition, in July 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million during the first two quarters of fiscal year 2001 (ended July 31, 2000) in revenue previously deferred pursuant to SOP 97-2, resulting in an operating loss of $38.3 million for the year ended January 31, 2001 ("fiscal 2001"). The operating results in fiscal 2001 are not indicative of our underlying business in that year, and are not indicative of results that may be expected for the foreseeable future.

RECOGNITION OF REVENUE

       Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the "Notes to Consolidated Financial Statements", which caused a substantial change in the timing of when revenue was recognized for Lightspan Achieve Now licenses. Under SOP 97-2, we were unable to recognize any Lightspan Achieve Now license fees as revenue until we shipped the final title which we planned to provide to all existing customers for no additional charge. Therefore, we deferred the recognition of revenue for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. By April 30, 2000, we had completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and grade cluster K through 2 used on a PC platform, resulting in the recognition in the first quarter of fiscal 2001 of $46.4 million of revenue previously deferred. By July 31, 2000, we had completed and shipped all remaining Lightspan Achieve Now titles used on a PC platform, resulting in the recognition in the second quarter of fiscal 2001 of the remaining $1.7 million of revenue previously deferred. Subsequent to July 31, 2000, we did not defer revenue relating to Lightspan Achieve Now licenses that were shipped as we had completed the development of all Lightspan Achieve Now titles.

       To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the three months ended April 30, 2000, we recognized $8.4 million in cost of license revenue when we recognized the related $46.4 million in revenue. In the three months ended July 31, 2000, we recognized $0.3 million in cost of license revenue when we recognized the related $1.7 million in revenue.

       The following table shows the activity in software license revenue and associated cost of revenue deferred pursuant to SOP 97-2 for the years ended January 31, 2001 and 2000, respectively (in thousands):

                                                             YEARS ENDED JANUARY 31,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
DEFERRED LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ...................................      $ 48,110       $ 20,717
  Deferred during the period ..........................           384         27,393
  Recognized during the period ........................       (48,494)            --
                                                             --------       --------
  Ending balance ......................................      $     --       $ 48,110
                                                             ========       ========
DEFERRED COST OF LICENSE REVENUE- ACHIEVE NOW
  Beginning balance ...................................      $  8,709       $  3,555
  Deferred during the period ..........................            70          5,154
  Recognized during the period ........................        (8,779)            --
                                                             --------       --------
  Ending balance ......................................      $     --       $  8,709
                                                             ========       ========

COMPARISON OF FISCAL 2001 VS. 2000

REVENUES

       The types of revenue we generate are fees from the sale of software licenses, Internet subscriptions, professional services and hardware. Our total revenues increased 485% to $99.1 million in fiscal 2001 from $16.9 million in fiscal 2000 primarily due to a $73.5 million increase in software license revenues, a $6.6 million increase in Internet subscription revenue and a $2.6 million increase in professional services revenues, offset in part by a $1.4 million decrease in hardware revenues as described below.

       Software Licenses. Our software license revenues increased $73.5 million to $75.8 million in fiscal 2001 from $2.2 million in fiscal 2000 primarily due to the recognition of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, see "Recognition of Revenue" above, and $23.6 million in revenue relating to approximately 43,000 Lightspan Achieve Now licenses sold in fiscal 2001.

       Internet Subscriptions. Our Internet subscription revenues increased 368% to $8.4 million in fiscal 2001 from $1.8 million in fiscal 2000 primarily due to the sale of Academic Internet products that we offered beginning in the quarter ended July 31, 2000 and an increase in the revenue recognized from the annuity base relating to prepaid Internet subscription fees for The Lightspan Network. Customers subscribing to The Lightspan Network increased 132% to approximately 2,800 at fiscal end 2001 from approximately 1,200 at fiscal end 2000, resulting from an increased focus of our sales force on promoting and selling The Lightspan Network.

       Professional Services. Our professional service revenues increased 40% to $9.2 million in fiscal 2001 from $6.5 million in fiscal 2000 primarily due to an increase in the average billing rates and an increased focus on sales of additional professional services.

       Hardware. Our hardware revenues decreased 21% to $5.0 million in fiscal 2001 from $6.4 million in fiscal 2000 primarily due to an increase in the sales of our PC version of Lightspan Achieve Now licenses which are not sold with any hardware.

COST OF REVENUES

       Our total cost of revenues increased 160% to $25.3 million for fiscal 2001 from $9.7 million for fiscal 2000 primarily due to an $8.7 million increase in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, see "Recognition of Revenue" above, and the costs related to the 43,000 Lightspan Achieve Now licenses sold in fiscal 2001. Gross margin as a percentage of total revenues increased 32% to 74% in fiscal 2001 from 42% in fiscal 2000 primarily due to the higher gross margin on revenues derived from sales of Lightspan Achieve Now licenses, which were entirely deferred for fiscal years 2000 and 1999 and recognized in fiscal 2001. This increase was partially offset by a decrease in gross margin on professional services primarily due to increased expenses associated with delivering professional services.

EXPENSES

       Sales and Marketing. Our sales and marketing expenses increased 60% to $56.9 million for fiscal 2001 from $35.6 million for fiscal 2000. This was primarily due to an increase in personnel and related commissions, promotional activities connected to the launch of Lightspan.com including a $5.0 million television campaign in the first quarter of fiscal 2001, the continued promotion of Lightspan Achieve Now and our fee-based subscription Internet products and a full year of Academic sales and marketing expense of $8.0 million for fiscal 2001, which was purchased in September 1999.

       Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products. Although we have reduced our sales and marketing expenses related to our free Internet products, we continue to pursue branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our fee-based subscription Internet products, Lightspan Achieve Now curriculum and Academic products.

       Technology and Development. Our technology and development expenses increased 108% to $25.8 million for fiscal 2001 from $12.4 million for fiscal 2000. This was primarily due to additional personnel and consulting costs related to the development of our Lightspan Achieve Now version 2.0 and fee-based subscription Internet products, and $5.9 million in expenses incurred by Academic for fiscal 2001.

       Our development costs consist primarily of compensation and benefits for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription Internet products and Academic Internet products, which we expensed as incurred. We believe that continued investment in fee-based subscription Internet product development is critical to attaining our strategic objectives and, therefore, anticipate that current levels of fee-based subscription Internet product development expenses will continue during fiscal 2002.

       General and Administrative. Our general and administrative expenses increased 42% to $9.4 million for fiscal 2001 from $6.7 million for fiscal 2000. This was due primarily to personnel and related costs resulting from our increased infrastructure, system support, corporate expenses associated with being a public company including legal and accounting fees, and $1.3 million in expenses incurred by Academic in fiscal 2001.

       Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses. We expect that general and administrative expenses may increase as our business expands.

       Stock-Based Compensation. Stock-based compensation expense was approximately $2.4 million and $3.7 million for fiscal years 2001 and 2000, respectively. During fiscal years 2001 and 2000, we recorded $0.1 million and $8.7 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted. During fiscal 2001, we also reduced deferred stock-based compensation by $1.6 million due to the cancellation of unvested options associated with the termination of employees during the year. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. As of January 31, 2001, there was approximately $1.3 million to be amortized in future periods.

       Amortization of Intangible Assets. In connection with our acquisitions of Academic, Global Schoolhouse and StudyWeb in the third quarter of fiscal 2000, and LearningPlanet.com and Edutest in the second quarter of fiscal 2001, we recorded intangible assets totaling an aggregate of approximately $68.9 million, including goodwill of $35.7 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of goodwill and intangible assets totaled $16.0 million and $5.0 million for fiscal years 2001 and 2000, respectively. As of January 31, 2001, we expect to record annual amortization expense related to our acquisitions of approximately $18.3 million for fiscal 2002, $17.8 million for fiscal 2003, $9.7 million for fiscal 2004, $0.5 million for fiscal 2005, $0.4 million for fiscal 2006, $0.3 million for each fiscal years 2007 through 2009, and $0.2 million for fiscal 2010.

       Restructuring. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products, which was fully implemented during the quarter ended October 31, 2000. The restructuring charge included $1.2 million of involuntary termination benefits relating to the termination of 14 employees in August 2000. We also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with our free Internet site that will no longer be used to generate revenue. Through January 31, 2001, we have paid $1.0 million in involuntary termination benefits and exit costs relating to the restructuring charge. We anticipate paying the remaining involuntary termination benefits and exit costs through the first quarter of fiscal 2003.

       As we have experienced significant customer interest and acceptance of our fee-based subscription Internet products, with many schools searching for web content to deliver on newly-installed infrastructures, we decided to emphasize the fee-based subscription portion of our PreK-12 business and reduce the high promotional spending necessary to generate consumer traffic for our free site, Lightspan.com. These changes should allow us to reduce our costs structure in future periods.

       Interest Income (Expense). Our net interest income increased to $6.2 million for fiscal 2001 from $0.5 million for fiscal 2000 as a result of investing the proceeds from our initial public offering in February 2000 in short term, interest-bearing, securities rated AA or better.

COMPARISON OF FISCAL 2000 VS. 1999

REVENUES

       Our total revenues increased 56% to $16.9 million in fiscal 2000 from $10.9 million in fiscal 1999 primarily due to a $3.0 million increase in software license and Internet subscription revenues and a $2.8 million increase in professional services revenues.

       Software Licenses. Our software license revenues increased to $2.2 million in fiscal 2000 due to revenue from Academic software licenses, representing revenue from September 20, 1999, the date our acquisition of Academic was consummated, to January 31, 2000. We did not record any software license revenues related to Lightspan Achieve Now in fiscal 2000 or fiscal 1999. See "Recognition of Revenue" above.

       Internet Subscriptions. Our Internet subscription revenues increased 75% to $1.8 million in fiscal 2000 from $1.0 million in fiscal 1999, primarily due to an increase in the revenue recognized from the annuity base relating to prepaid Internet subscription fees for The Lightspan Network. Customers subscribing to The Lightspan Network increased 128% to approximately 1,200 at fiscal end 2000 from approximately 500 at fiscal end 1999 resulting from an increased focus of our sales force on promoting and selling The Lightspan Network.

       Professional Services. Our professional service revenues increased 75% to $6.5 million in fiscal 2000 from $3.7 million in fiscal 1999 primarily due to an increase in sales of Lightspan Achieve Now licenses, an increase in service rates and an increase in the number of service days for first classroom licenses.

COST OF REVENUES

       Our total cost of revenues increased 27% to $9.7 million in fiscal 2000 from $7.7 million in fiscal 1999 primarily due to the related costs of the increase in professional service revenues and an increase in the professional service rates and the number of professional service days for first classroom licenses in fiscal 2000. Gross margin as a percentage of total revenues increased 12% to 42% in fiscal 2000 from 30% in fiscal 1999 primarily due to an increase in gross margin on revenues derived from professional services as a result of our service revenues increasing at a greater rate than our fixed professional development costs and the higher gross margin associated with Academic licenses.

EXPENSES

       Sales and Marketing. Our sales and marketing expenses increased to $35.6 million for fiscal 2000 from $23.0 million for fiscal 1999, an increase of 55%. This was primarily due to an increase in marketing personnel and marketing and promotional activities, particularly in connection with the launch of Lightspan.com and the continued promotion of Lightspan Achieve Now and Academic sales and marketing expenses of $2.0 million.

       Technology and Development. Our technology and development expenses increased to $12.4 million for fiscal 2000 from $10.6 million for fiscal 1999, an increase of 17%. This increase was primarily due to additional personnel for Web site design and development, expansion of our fee-based subscription Internet offerings and the addition of Academic technology and development expense of $0.8 million.

       General and Administrative. Our general and administrative expenses increased to $6.7 million for fiscal 2000 from $3.6 million for fiscal 1999, an increase of 86%. This was primarily due to increased personnel and related costs, additional legal fees and accrued settlement costs associated with a lawsuit brought by a former employee, which was settled in August 1999 and $1.3 million in expenses by Academic.

       Stock-Based Compensation. Stock-based compensation expense was approximately $3.7 million for fiscal 2000. In fiscal years 2000 and 1999, we recorded $8.7 million and $0.2 million, respectively, in deferred stock-based compensation as a result of granting stock options to employees with exercise prices per share deemed to be below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized as an expense on an accelerated basis over the vesting period of the individual options, generally four years. As of January 31, 2000, there was approximately $5.2 million to be amortized in future periods.

       Amortization of Intangible Assets. In connection with the acquisitions of Academic, Global Schoolhouse and StudyWeb, we recorded intangible assets totaling an aggregate of approximately $54.6 million, including goodwill of $28.8 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of intangible assets totaled $5.0 million for fiscal 2000 and represents amortization related to Academic since September 20, 1999, Global Schoolhouse since September 2, 1999, and StudyWeb since October 28, 1999.

       Interest Income (Expense). Our net interest income increased to $0.5 million for fiscal 2000 from $0.4 million for fiscal 1999, an increase of 15%. This increase was due to higher average cash balances available for investment in fiscal 2000.

ACQUISITIONS

Edutest,Inc.

       On June 23, 2000, we acquired Edutest, Inc., a provider of Internet-based educational testing and assessment products. Edutest offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science which allow educators to assess their students' progress in the classroom. Test results can be analyzed at the school district level, the school level and the classroom level.

       In connection with our acquisition of Edutest, we issued 1,028,543 shares of our common stock with a value at the measurement date of $8.75 and paid approximately $2.4 million in cash, $1.3 million of which was paid to common shareholders, and the remaining $1.1 million of which was paid in satisfaction of various obligations of Edutest, in exchange for all of the outstanding shares of capital stock of Edutest. In addition, we may issue up to 228,561 shares of our common stock eighteen months from June 23, 2000 and up to $2.0 million in stock on July 31, 2001 if Edutest meets certain revenue based performance criteria.

       The acquisition of Edutest was accounted for as a purchase. We allocated the purchase price to the assets acquired, consisting principally of goodwill and intangible assets, and amortize over useful lives ranging from three to five years. The results of operations including the related amortization of intangible assets, have been included in our consolidated results of operations from the date of acquisition. The assets, liabilities and operations included in our K-12 business segment as described in Note 10, "Reportable Segments" of the "Notes to Consolidated Financial Statements".

LearningPlanet.com

       On May 26, 2000, we acquired LearningPlanet.com, a popular education Web destination for children and their parents. The acquisition was designed to augment the extensive collection of preschool through high school curriculum-based learning activities already available in our fee-based subscription Internet products and services. LearningPlanet.com features creative and instructional learning activities in mathematics and language arts. Launched in June 1999, LearningPlanet.com has focused on creating activities for kids that are both entertaining and educational. The transaction was structured as an asset purchase, acquiring the LearningPlanet.com Web site and related technology and assets in exchange for a combination of approximately $0.15 million in our common stock and $0.2 million in cash. The purchase price was allocated to goodwill and amortized over a useful life of three years. The accompanying consolidated financial statements include the results of operations of LearningPlanet.com from the date of acquisition.

OTHER STRATEGIC RELATIONSHIPS

CINAR Corporation

       In October 1999, we agreed to pursue several potential strategic initiatives with CINAR Corporation. As part of our agreement, CINAR purchased 2,500,000 shares of our Series E preferred stock at $5.00 per share, which converted into 1,250,000 shares of common stock upon completion of our initial public offering. CINAR also purchased $10 million of our common stock, or 833,333 shares, in a private placement that occurred concurrently with our initial public offering at the initial public offering price of $12 per share. We also granted CINAR a warrant to purchase 500,000 shares of our Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share upon completion of our initial public offering) that will vest upon the achievement of various agreed-to strategic goals. As of January 31, 2001, CINAR has not achieved the strategic goals, and accordingly, no expense has been recorded.

Cox Communications

       In January 2000, we agreed to pursue strategic initiatives with Cox Communications Holdings, Inc. As part of our agreement, Cox Communications purchased $12.5 million of our common stock, or 1,041,667 shares, in a private placement that occurred concurrently with our initial public offering. We also granted to Cox Communications a warrant to purchase 750,000 shares of our common stock at an exercise price of $10.00 per share upon the closing of our initial public offering. The warrant vested February 15, 2001, at which time we measured and deferred $75,000 in stock based compensation expense to be recognized over the six-month life of the warrant.

Gateway

       In January 2000, Gateway Companies, Inc. agreed to purchase $3.0 million of our common stock, or 250,000 shares, in a private placement that occurred concurrently with our initial public offering. In February 2000, we also entered into a one year agreement whereby we promoted the products and services of Gateway by providing certain online and offline exposure. In return, Gateway paid an annual fee of

$500,000 which was recognized over the one year term of the agreement. As of January 31, 2001, the agreement expired and was not renewed.

PREFERRED STOCK DIVIDENDS

       Upon the completion of our initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock (after application of certain "net exercise" provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). As a result, on February 15, 2000, we accounted for the intrinsic value of these warrants as a preferred stock dividend of $16.5 million. Such amount also increased the net loss per share applicable to common stockholders for the nine months ended October 31, 2000 and will increase the net loss or decrease the net income applicable to common stockholders for periods including February 15, 2000.

LEGAL MATTERS

       In July 1996, a former employee commenced legal action against us, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, we entered into a settlement agreement and release with the former employee, the terms of which are subject to confidentiality provisions. During fiscal 1999, we recorded a charge of approximately $1.1 million for anticipated settlement and legal costs related to this case. During fiscal 2000, we recorded an additional charge of approximately $467,000 to cover additional costs related to the settlement. During fiscal 2001, we paid the remaining settlement costs and legal fees of approximately $0.6 million for a total of $1.6 million in legal and settlement costs related to this case.

LIQUIDITY AND CAPITAL RESOURCES

       From inception through January 2001, we financed our operations and met our capital expenditure requirements primarily with $278.9 million in net proceeds comprised of $181.0 million from private sales of equity securities and $97.9 million from our initial public offering. On February 15, 2000, we completed our initial public offering of 7,500,000 shares of common stock at an initial offering price of $12.00 per share. We also completed private placement offerings concurrently with our initial public offering with CINAR, Cox Communications and Gateway Companies, Inc. for 833,333, 1,041,667 and 250,000 shares, respectively, for a total of 2,125,000 shares. The net proceeds from these offerings, after deducting the underwriting discount and commissions, offering expenses and payment of financial advisory fees relating to our private placements, were approximately $106.0 million. In March 2000, the underwriters exercised 655,150 shares of their overallotment option for total proceeds to us, net of discounts and commissions, of $7.3 million. At January 31, 2001, we had $45.6 million of unrestricted cash and cash equivalents and $32.7 million in short-term investments. The expansion of our business will require significant additional capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future.

       Our working capital has fluctuated significantly since our inception. This is due, in large part, to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on our product offerings, as well as receipt of cash from our preferred stock financings, initial public offering, private placements and other equity offerings. We expect our working capital requirements and cash position to fluctuate significantly from period to period for the foreseeable future for the same reasons.

       Net cash used in operating activities was $49.7 million, $25.3 million and $16.5 million for fiscal 2001, 2000 and 1999, respectively. Net cash used during these periods was primarily to fund technology and development, sales and marketing, including promotion of Lightspan.com, and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now and Academic curriculum and fee-based subscription Internet products and services. We expect our negative operating cash flow to continue for the foreseeable future.

       Net cash used in investing activities was $24.3 million for fiscal 2001 relating primarily to the purchases, offset by maturities, of short-term investments purchased with proceeds from our initial public offering, $4.2 million used in the purchase of property and equipment and $2.8 million in cash paid for the acquisitions of Edutest and LearningPlanet.com. Included in unrealized losses for the year ended January 31, 2001 is $0.8 million of unrealized losses on an investment in Pacific Gas and Electric. This investment has an original maturity of less than ninety days and is therefore classified in cash and cash equivalents, and the unrealized loss has been included in other comprehensive income in the statement of stockholders' equity. Net cash used in investing activities was $22.8 million for fiscal 2000 relating primarily to the $16.1 million increase in short-term investments and $4.3 million in cash paid for the acquisition of Academic, Global Schoolhouse and StudyWeb. Net cash used in investing activities was not significant in fiscal 1999.

       Net cash provided by financing activities was $114.5 million for fiscal 2001, relating primarily to the proceeds from our initial public offering, private placements and the underwriter's exercise of their overallotment option. Net cash provided by financing activities was $46.0 million for fiscal 2000 and $19.9 million for fiscal 1999 related primarily to the proceeds from the issuance of preferred stock.

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

       As of January 31, 2001, we believe that our cash and cash equivalents and the net proceeds from our initial public offering and private placements will be sufficient to fund our operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and hedging Activities-Deferral of the Effective Date of FASB Statement 133. The statement defers the effective date of SFAS No. 133 and will become effective for us for the year ending January 31, 2002. We have reviewed the impact of this standard on our current reporting and disclosures and do not believe the adoption of FAS 133 will have a material impact on our results of operations or financial position.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101"), Revenue Recognition in Financial Statements. We adopted SAB 101 in the fourth quarter of fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We currently recognize revenue in compliance with SAB 101 and do not expect the adoption will have a material effect on our financial position and results of operations.

       In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, which contains rules designed to clarify the application of Accounting Principles Board 25. FIN 44 became effective on July 1, 2000 and we adopted at that time. The adoption of FIN 44 did not have an impact on our results of operations or financial position.

       In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, or EITF 00-2, Accounting for Web Site Development Costs, which contains rules designed to develop an approach that account for specific web site development costs based on the nature of each cost. EITF 00-2 became effective for our third quarter beginning August 1, 2000 and we adopted at that time. The adoption of EITF 00-2 did not have an impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

       Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at January 31, 2001 or 2000. Declines in interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's consolidated financial statements at January 31, 2001 and 2000 and the Report of Ernst & Young LLP, Independent Auditors, are included in this report on Form 10-K on pages 39 through 62.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding our directors is incorporated by reference to the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2001 Annual Meeting of Stockholders to be held on June 28, 2001 (the "Proxy Statement"). Information regarding our executive officers is located in Part I, Item I of this Annual Report, under the caption "Executive Officers and Key Employees of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference to the Proxy Statement under the headings "Related-Party Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    The following documents are filed as part of the report:

       (1)

                                                                                        PAGE
                                                                                         ----
              Report of Ernst & Young LLP, Independent Auditors......................     40
              Consolidated Balance Sheets as of January 31, 2001 and 2000............     41
              Consolidated Statements of Operations for the years ended
              January 31, 2001, 2000 and 1999........................................     42
              Consolidated Statements of Stockholders' Equity (Deficit)
              for the years ended January 31, 2001, 2000 and 1999....................     43
              Consolidated Statements of Cash Flows for the years ended
              January 31, 2001, 2000 and  1999.......................................     44
              Notes to Consolidated Financial Statements.............................     45

       (2) Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

       (3) The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

FOOTNOTE   EXHIBIT
 NUMBER    NUMBER                                           DESCRIPTION
--------   -------                                          -----------
  (1)        2.1     Agreement and Plan of Merger.

  (5)        2.2     Agreement and Plan of Merger and Reorganization among Lightspan,
                     Inc., Educator Acquisition, Inc., Edutest, Inc., and Certain
                     Shareholders of Edutest, Inc. dated as of May 24, 2000.

  (3)        3.1     Amended and Restated Certificate of Incorporation, as currently in effect.

  (1)        3.2     Bylaws, as currently in effect.
             4.1     Reference is made to Exhibits 3.1 and 3.2.

  (1)        4.2     Specimen Stock Certificate.

  (1)       10.1     1992 Stock Option Plan.

  (1)       10.2     Forms of Incentive and Nonstatutory Stock Option Agreement under the 1992
                     Stock Option Plan.

  (6)       10.3     2000 Equity Incentive Plan.

  (1)       10.4     Form of Stock Option Agreement pursuant to the 2000 Equity Incentive Plan.

  (6)       10.5     2000 Employee Stock Purchase Plan and related offering documents.

(1),(2)     10.6     Office Lease by and between the Company and Insurance Company of the West dated as of May 28, 1996.

  (1)       10.7     Lease by and between the Travelers Insurance Company and Academic Systems
                     Corporation dated as of July 1, 1996 and amended December 3, 1996.

(1),(2)     10.8     Office Sublease by and between the Company and Qualcomm Incorporated dated as of
                     December 1, 1997 and amended September 21, 1998.

  (1)       10.9     Office Lease by and between the Company and McWin Corporation dated as of
                     May 1, 1997.

  (1)       10.10    Office Lease by and between the Company and Auerbach Plaza Limited Partnership and Goliac, Inc., dated as of June 4, 1999.

  (1)       10.11    Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of February 25,1997 and amended December 31, 1997, March 31, 1998 and
                     March 26, 1999.

  (1)       10.12    Master Lease Agreement by and between the Company and Transamerica Business
                     Credit Corporation dated as of August 14, 1997, including Schedules 1, 2,
                     3, 4 and 5 thereto.

  (1)       10.13    Master Equipment Lease by and between the Company and Pentech Financial Services,
                     Inc. dated as of July 25, 1999, including supplements 1, 2 and 3 thereto.

FOOTNOTE   EXHIBIT
 NUMBER    NUMBER                                           DESCRIPTION
--------   -------                                          -----------
  (1)       10.14    Equipment Financing Agreement by and between the Company and Pentech Financial
                     Services, Inc. dated as of July 1, 1999.

  (1)       10.15    Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated July 8, 1999.

  (1)       10.16    Amendment and Waiver dated October 28, 1999.

  (1)       10.17    Amendment to Investor Rights Agreement dated October 29, 1999.

  (1)       10.18    Form of Indemnity Agreement between the Company and its directors and officers.

  (1)       10.19    Developer Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 1996.

(1),(2)     10.20    Sale and License Agreement by and between the Company and Sony Computer Entertainment
                     America dated as of January 26, 1996.

(1),(2)     10.21    Letter Agreement by and between the Company and SmarterKids.com, Inc. dated as of July
                     12, 1999.

  (1)       10.22    Academic Systems Fulfillment Agreement by and between Academic Systems Corporation and
                     FGI Print Management dated as of June 12, 1998.

  (1)       10.23    Series E Stock Purchase Agreement by and between the Company and CINAR Corporation dated as of October 29, 1999.

  (1)       10.24    Warrant Agreement to purchase Series A preferred stock by and between the Company and
                     Comdisco, Inc. dated as of March 15, 1994.

  (1)       10.25    Warrant Agreement to purchase Series B preferred stock by and between the Company and
                     Comdisco, Inc. dated as of May 30, 1995.

  (1)       10.26    Warrant Agreement to purchase Series B preferred stock by and between the Company and
                     Comdisco, Inc. dated as of April 26, 1996.

  (1)       10.27    Warrant to purchase Series C preferred stock by and between the Company and Silicon
                     Valley Bank dated as of March 24, 1997.

  (1)       10.28    Warrant Agreement to purchase Series C preferred stock by and between the Company and
                     Comdisco, Inc. dated as of April 26, 1996.

  (1)       10.29    Warrant to purchase Series D preferred stock by and between the Company and Montgomery
                     Securities.

  (1)       10.30    Form of Warrant to purchase Series D preferred stock.

  (1)       10.31    Form of Warrant to purchase Series D preferred stock.

  (1)       10.32    Letter Agreement regarding strategic initiatives by and between the Company and CINAR
                     Corporation dated as of October 29, 1999.

  (1)       10.33    Amendment and Waiver dated October 28, 1999.

  (1)       10.34    Warrant to purchase Series E preferred stock by and between the Company and Comdisco,
                     Inc.

  (1)       10.35    Form of Warrant to purchase Series E preferred stock.

  (1)       10.36    Warrant to purchase Series D preferred stock by and between the Company and SZ
                     Investments L.L.C. dated as of June 6, 1997.

  (1)       10.37    Oracle Reseller agreement, dated as of August 9, 1994, including Addendums.

  (1)       10.38    Form of Warrant to purchase common stock by and between the Company and Cox
                     Communications Holdings, Inc. issued concurrent with the closing of our initial public offering.

  (1)       10.39    Stock Purchase Agreement by and between the Company and Cox Communications Holdings,
                     Inc. dated as of January 11, 2000.

  (1)       10.40    Stock Purchase Agreement by and between the Company and Gateway Companies, Inc. dated as of January 12, 2000.

  (3)       10.41    Amendment to Warrant to purchase Series E preferred stock by and between the Company and CINAR Corporation dated as of January 25, 2000.

  (3)       10.42    Office Lease by and between the Company and Lyon & Lyon LLP dated as of March 31, 2000.

  (4)       10.43    Licensed Developer Agreement by and between the Company and Sony Computer Entertainment
                     America dated as of January 26, 2000.

  (4)       10.44    PlayStation(R)2 Development System Agreement by and between the Company and Sony
                     Computer Entertainment America dated as of March 7, 2000.

FOOTNOTE   EXHIBIT
 NUMBER    NUMBER                                           DESCRIPTION
--------   -------                                          -----------
  (4)       10.45    Master Equipment Lease Extension Letter by and between the Company and Pentech Financial
                     Services, Inc. dated as of March 29, 2000.

  (5)       10.46    Lease Agreement by and between Global Partner Ventures, LLC and Koger Equity, Inc.
                     dated as of October 16, 1998, as amended.

  (5)       10.47    Separation Agreement by and between Winifred B. Wechsler and the Company, dated as of July
                     31, 2000.

  (6)       10.48    Separation Agreement by and between Merritt D. Farren and the Company, dated as of January
                     31, 2001.

  (6)       10.49    Form of Employment Agreement--Tier I for John T. Kernan and Carl E. Zeiger

  (6)       10.50    Form of Employment Agreement--Tier II for Michael A. Sicuro, Sandra K. Fivecoat and James
                     M. Dredge.

  (5)       21.1     Subsidiaries of the registrant.

  (6)       23.1     Consent of Ernst & Young LLP, Independent Auditors.

  (6)       24.1     Power of Attorney.  See page 38.


----------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

(2) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(3) Filed as an exhibit to the Company's 2000 Annual Report on Form 10-K, or amendments thereto, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Three Months Ended April 30, 2000, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 333-42288, or amendments thereto, and incorporated herein by reference.

(6)    Filed with this report.


       (b)    Current Reports on Form 8-K

              We did not file any current reports on Form 8-K for the quarter ended January 31, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of April, 2001.

                                        Lightspan, Inc.

                                        By: /s/ CARL E. ZEIGER
                                           -------------------------------------
                                        Carl E. Zeiger,
                                        President, Chief Operating Officer
April 26, 2001                          and Director

                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Kernan and Carl E. Zeiger and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

             SIGNATURE                                          TITLE                                     DATE
             ---------                                          -----                                     ----
         /s/ JOHN T. KERNAN                     Chief Executive Officer and Chairman                 April 23, 2001
-----------------------------------                (Principal Executive Officer)
           John T. Kernan

         /s/ CARL E. ZEIGER                      President, Chief Operating Officer,                 April 26, 2001
-----------------------------------                        and Director
           Carl E. Zeiger

       /s/ MICHAEL A. SICURO                           Chief Financial Officer                       April 25, 2001
-----------------------------------          (Principal Financial and Accounting Officer)
         Michael A. Sicuro

        /s/ JAMES W. BREYER                                    Director                              April 25, 2001
-----------------------------------
          James W. Breyer

     /s/ JEFFREY P. SANDERSON                                  Director                              April 24, 2001
-----------------------------------
       Jeffrey P. Sanderson

        /s/ JOHN E. KOLE                                       Director                              April 24, 2001
-----------------------------------
         John E. Kole

        /s/ BARRIE USHER                                       Director                              April 23, 2001
-----------------------------------
          Barrie Usher

       /s/ DAVID D. HILLER                                     Director                              April 24, 2001
-----------------------------------
        David D. Hiller

      /s/ BARRY J. SCHIFFMAN                                   Director                              April 24, 2001
-----------------------------------
        Barry J. Schiffman

      /s/ DALLAS S. CLEMENT                                    Director                              April 24, 2001
-----------------------------------
       Dallas S. Clement

    /s/ ELIZABETH R. COPPINGER                                 Director                              April 23, 2001
-----------------------------------
      Elizabeth R. Coppinger

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors.................................        40
Consolidated Balance Sheets as of January 31, 2001 and 2000.......................        41
Consolidated Statements of Operations for the years ended January 31, 2001,
2000 and  1999....................................................................        42
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
January 31, 2001, 2000 and  1999..................................................        43
Consolidated Statements of Cash Flows for the years ended January 31, 2001,
2000 and  1999....................................................................        44
Notes to Consolidated Financial Statements........................................        45

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Lightspan, Inc.

       We have audited the accompanying consolidated balance sheets of Lightspan, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightspan, Inc. at January 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                        ERNST & YOUNG LLP

San Diego, California
March 2, 2001

                                 LIGHTSPAN, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        JANUARY 31,
                                                                                 -------------------------
                                                                                   2001             2000
                                                                                 ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $  45,566       $   5,033
  Short-term investments available for sale ...............................         32,683          16,132
  Accounts receivable, less allowance for doubtful accounts of
    $573 (2001) and $651 (2000) ...........................................         11,253          15,683
  Finished goods inventory ................................................          2,567           1,116
  Deferred cost of revenues-- Achieve Now .................................             --           8,709
  Restricted cash .........................................................          1,115              --
  Other current assets ....................................................          2,379           2,306
                                                                                 ---------       ---------
         Total current assets .............................................         95,563          48,979
Restricted cash ...........................................................          3,653              --
Property and equipment, net ...............................................          5,886           3,254
Goodwill, net of accumulated amortization of $11,603 (2001) and
   $2,725 (2000) ..........................................................         24,139          26,058
Intangible assets, net ....................................................         23,596          23,550
Deposits and other assets .................................................          1,061             591
                                                                                 ---------       ---------
         Total assets .....................................................      $ 153,898       $ 102,432
                                                                                 =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................      $   5,990       $   4,677
  Accrued liabilities .....................................................          9,295           9,139
  Acquisition consideration payable .......................................          2,000           5,341
  Deferred revenues -- Achieve Now ........................................             --          48,110
  Deferred revenues -- services and other .................................          8,122           7,022
  Other current liabilities ...............................................            373             684
                                                                                 ---------       ---------
         Total current liabilities ........................................         25,780          74,973
Deferred revenues -- services and other, less current portion .............          1,240              --
Other liabilities .........................................................            563             765
Stockholders' equity:
  Convertible preferred stock, par value $0.001:
    Authorized shares -- 20,000,000 (2001) and 61,793,074 (2000)
    Issued and outstanding shares -- 0 (2001) and 52,230,915 (2000)
    Aggregate liquidation preference -- $0 (2001) and $194,935 (2000) .....             --              52

  Common stock, par value $0.001:
    Authorized shares -- 250,000,000 (2001) and 75,000,000 (2000)
    Issued and outstanding shares -- 46,044,033 (2001) and
     4,764,167 (2000) .....................................................             46               5
  Additional paid-in capital ..............................................        354,415         209,740
  Deferred advertising expense ............................................             --            (400)
  Deferred compensation ...................................................         (1,314)         (5,211)
  Accumulated other comprehensive loss ....................................           (714)             --
  Accumulated deficit .....................................................       (226,118)       (177,492)
                                                                                 ---------       ---------
         Total stockholders' equity .......................................        126,315          26,694
                                                                                 ---------       ---------
         Total liabilities and stockholders' equity .......................      $ 153,898       $ 102,432
                                                                                 =========       =========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED JANUARY 31,
                                                             -----------------------------------------
                                                                2001            2000            1999
                                                             ---------       ---------       ---------
Revenues:
  Software licenses ...................................      $  75,727       $   2,210       $      --
  Internet subscriptions ..............................          8,382           1,791           1,024
  Professional services ...............................          9,175           6,546           3,742
  Hardware ............................................          5,010           6,369           6,104
  Other ...............................................            780              --              --
                                                             ---------       ---------       ---------
          Total revenues ..............................         99,074          16,916          10,870
Cost of revenues:
  Software licenses ...................................         14,435             676              --
  Internet subscriptions ..............................          2,456             548             302
  Professional services ...............................          4,780           3,142           2,385
  Hardware ............................................          3,578           5,368           4,973
  Other ...............................................             37              --              --
                                                             ---------       ---------       ---------
          Total cost of revenues ......................         25,286           9,734           7,660
                                                             ---------       ---------       ---------
Gross profit ..........................................         73,788           7,182           3,210

Operating expenses:
  Sales and marketing .................................         56,920          35,643          22,990
  Technology and development ..........................         25,775          12,400          10,594
  General and administrative ..........................          9,425           6,660           3,590
  Stock-based compensation ............................          2,398           3,704              20
  Amortization of intangible assets ...................         16,005           4,975              --
  Restructuring .......................................          1,600              --              --
                                                             ---------       ---------       ---------
          Total operating expenses ....................        112,123          63,382          37,194
                                                             ---------       ---------       ---------
Loss from operations ..................................        (38,335)        (56,200)        (33,984)

Interest income .......................................          6,315             747             638
Interest expense ......................................           (100)           (268)           (221)
                                                             ---------       ---------       ---------
Net loss ..............................................        (32,120)        (55,721)        (33,567)
Preferred stock dividend ..............................        (16,506)             --              --
                                                             ---------       ---------       ---------
Net loss applicable to common stockholders ............      $ (48,626)      $ (55,721)      $ (33,567)
                                                             =========       =========       =========

Net loss per share:
  Basic and diluted ...................................      $   (1.10)      $  (13.61)      $   (9.91)
                                                             =========       =========       =========

  Weighted average shares -- basic and diluted ........         44,019           4,094           3,388
                                                             =========       =========       =========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                           CONVERTIBLE
                                                         PREFERRED STOCK                 COMMON STOCK         ADDITIONAL
                                                        ------------------           -------------------        PAID-IN
                                                        SHARES      AMOUNT           SHARES       AMOUNT        CAPITAL
                                                       ------------------------------------------------------------------
Balance at February 1, 1998 ......................      30,049     $      30           3,276    $       3      $  89,853
  Issuance of Series D convertible
   preferred stock ...............................       5,479             5              --           --         20,467
  Exercise of stock options ......................          --            --             265            1            143
  Deferred compensation related to stock
   options .......................................          --            --              --           --            212
  Amortization of deferred compensation ..........          --            --              --           --             --
  Net loss and comprehensive net loss ............          --            --              --           --             --
                                                       ------------------------------------------------------------------
Balance at January 31, 1999 ......................      35,528            35           3,541            4        110,675
  Issuance of Series E convertible
   preferred stock ...............................       6,614             7              --           --         33,018
  Issuance of Series E convertible
   preferred stock in exchange for future
   advertising ...................................          80            --              --           --            400
  Series E convertible preferred stock
   issued in connection with the
   acquisition of Academic Systems ...............       7,192             7              --           --         35,952
  Series E convertible preferred stock
   issued in connection with the acquisition of
   StudyWeb ......................................         217            --              --           --          1,085
  Issuance of common stock in connection
   with the acquisition of Academic Systems ......          --            --             570           --          4,711
  Issuance of options and warrants in ............
   connection with the acquisition of
   Academic Systems ..............................          --            --              --           --          1,818
  Issuance of Series E preferred stock ...........       2,600             3              --           --         12,997
  Exercise of stock options ......................          --            --             653            1            361
  Deferred compensation related to stock
   options .......................................          --            --              --           --          8,723
  Amortization of deferred compensation ..........          --            --              --           --             --
  Net loss and comprehensive net loss ............          --            --              --           --             --
                                                       ------------------------------------------------------------------
Balance at January 31, 2000 ......................      52,231            52           4,764            5        209,740
   Conversion of convertible preferred
    stock into common stock upon completion
    of initial public offering ...................     (52,231)          (52)         27,088           27             25
   Issuance of common stock in initial
    public offering, net of offering costs,
    commissions and discounts of $9,042 ..........          --            --           8,155            8         88,811
   Issuance of common stock in private
    placements, net of advisory fees of $930 .....          --            --           2,125            2         24,568
   Issuance of common stock in connection
    with  the purchase of Edutest and
    LearningPlanet.com, net of  registration
    fees .........................................          --            --           1,019            1          8,934
   Issuance of common stock ......................          --            --           1,515            2          7,331
    Net reduction to deferred compensation
    related to stock options .....................          --            --              --           --         (1,499)
   Amortization of deferred compensation .........          --            --              --           --             --
   Use of advertising credits ....................          --            --              --           --             --
  Preferred stock dividend .......................          --            --           1,378            1         16,505
 Comprehensive loss:
   Unrealized loss ...............................          --            --              --           --             --
   Net loss ......................................          --            --              --           --             --

 Comprehensive loss ..............................          --            --              --           --             --
                                                       ------------------------------------------------------------------
 Balance at January 31, 2001 .....................          --     $      --          46,044    $      46      $ 354,415
                                                       ==================================================================


                                                      DEFERRED                          OTHER                           TOTAL
                                                     ADVERTISING       DEFERRED     COMPREHENSIVE    ACCUMULATED     STOCKHOLDERS'
                                                       EXPENSE       COMPENSATION        LOSS          DEFICIT     EQUITY (DEFICIT)
                                                     ------------------------------------------------------------------------------
Balance at February 1, 1998 ......................    $      --       $      --       $      --       $ (88,204)      $   1,682
  Issuance of Series D convertible
   preferred stock ...............................           --              --              --              --          20,472
  Exercise of stock options ......................           --              --              --              --             144
  Deferred compensation related to stock
   options .......................................           --            (212)             --              --              --
  Amortization of deferred compensation ..........           --              20              --              --              20
  Net loss and comprehensive net loss ............           --              --              --         (33,567)        (33,567)
                                                     ------------------------------------------------------------------------------
Balance at January 31, 1999 ......................           --            (192)             --        (121,771)        (11,249)
  Issuance of Series E convertible
   preferred stock ...............................           --              --              --              --          33,025
  Issuance of Series E convertible
   preferred stock in exchange for future
   advertising ...................................         (400)             --              --              --              --
  Series E convertible preferred stock
   issued in connection with the
   acquisition of Academic Systems ...............           --              --              --              --          35,959
  Series E convertible preferred stock
   issued in connection with the acquisition of
   StudyWeb ......................................           --              --              --              --           1,085
  Issuance of common stock in connection
   with the acquisition of Academic Systems ......           --              --              --              --           4,711
  Issuance of options and warrants in ............           --
   connection with the acquisition of
   Academic Systems ..............................           --              --              --              --           1,818
  Issuance of Series E preferred stock ...........           --              --              --              --          13,000
  Exercise of stock options ......................           --              --              --              --             362
  Deferred compensation related to stock
   options .......................................           --          (8,723)             --              --              --
  Amortization of deferred compensation ..........           --           3,704              --              --           3,704
  Net loss and comprehensive net loss ............           --              --              --         (55,721)        (55,721)
                                                     ------------------------------------------------------------------------------
Balance at January 31, 2000 ......................         (400)         (5,211)             --        (177,492)         26,694
   Conversion of convertible preferred
    stock into common stock upon completion
    of initial public offering ...................           --              --              --              --              --
   Issuance of common stock in initial
    public offering, net of offering costs,
    commissions and discounts of $9,042 ..........           --              --              --              --          88,819
   Issuance of common stock in private
    placements, net of advisory fees of $930 .....           --              --              --              --          24,570
   Issuance of common stock in connection
    with  the purchase of Edutest and
    LearningPlanet.com, net of  registration
    fees .........................................           --              --              --              --           8,935
   Issuance of common stock ......................           --              --              --              --           7,333
    Net reduction to deferred compensation
    related to stock options .....................           --           1,499              --              --              --
   Amortization of deferred compensation .........           --           2,398              --              --           2,398
   Use of advertising credits ....................          400              --              --              --             400
  Preferred stock dividend .......................           --              --              --         (16,506)             --
 Comprehensive loss:
   Unrealized loss ...............................           --              --            (714)             --            (714)
   Net loss ......................................           --              --              --         (32,120)        (32,120)
                                                                                                                      -------------
 Comprehensive loss ..............................           --              --              --              --         (32,834)
                                                     ------------------------------------------------------------------------------
 Balance at January 31, 2001 .....................    $      --       $  (1,314)      $    (714)      $(226,118)      $ 126,315
                                                     ==============================================================================


                             See accompanying notes.

                                 LIGHTSPAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED JANUARY 31,
                                                                            -----------------------------------------
                                                                              2001             2000            1999
                                                                            ---------       ---------       ---------
OPERATING ACTIVITIES:
Net loss .............................................................      $ (32,120)      $ (55,721)      $ (33,567)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ....................................          1,821           1,193           1,305
    Provision for doubtful accounts ..................................            (78)            188            (133)
    Amortization of intangible assets ................................         16,005           4,975              --
    Amortization of deferred stock-based compensation ................          2,398           3,704              20
    Change in deferred advertising expense ...........................            400              --              --
    Restructuring charge, non-cash portion ...........................            533              --              --
    Changes in operating assets and liabilities, net of effects of assets acquired:
        Accounts receivable ..........................................          5,266          (7,099)         (2,418)
        Finished goods inventory .....................................         (1,451)            434            (348)
        Deferred cost of revenue .....................................          8,709          (5,154)         (3,555)
        Restricted cash ..............................................         (4,768)             --              --
        Deposits and other assets ....................................           (527)         (1,670)             86
        Accounts payable and accrued liabilities .....................            329           4,383             436
        Deferred revenue .............................................        (46,188)         29,485          21,667
                                                                            ---------       ---------       ---------
      Net cash flows used in operating activities ....................        (49,671)        (25,282)        (16,507)
INVESTING ACTIVITIES:
   Purchases of short-term investments ...............................        (35,753)        (16,132)             --
   Maturities of short-term investments ..............................         18,488              --              --
   Purchase of property and equipment ................................         (4,204)         (2,353)           (726)
   Proceeds from sale of property and equipment ......................             --               5              24
   Net cash paid for acquisitions ....................................         (2,845)         (4,302)             --
                                                                            ---------       ---------       ---------
      Net cash flows used in investing activities ....................        (24,314)        (22,782)           (702)
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ............................        114,011              --              --
   Proceeds from issuance of preferred stock .........................             --          46,025          20,472
   Proceeds from  capital leases .....................................             --             683             699
   Principal repayments on capital leases ............................           (391)         (1,064)         (1,385)
   Principal repayments on notes payable .............................           (257)            (52)             --
   Net proceeds from exercise of stock options .......................          1,155             362             144
                                                                            ---------       ---------       ---------
      Net cash flows provided by financing activities ................        114,518          45,954          19,930
                                                                            ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents .....................         40,533          (2,110)          2,721
Cash and cash equivalents at beginning of year .......................          5,033           7,143           4,422
                                                                            ---------       ---------       ---------
Cash and cash equivalents at end of year .............................      $  45,566       $   5,033       $   7,143
                                                                            =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid .....................................................      $     100       $     173       $     193
                                                                            =========       =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Deferred stock-based compensation ..................................      $  (1,499)      $   8,723       $     212
                                                                            =========       =========       =========

  Conversion of convertible preferred stock into common stock ........      $      52       $      --       $      --
                                                                            =========       =========       =========
  Issuance of common stock related to the acquisitions of
    Academic, Edutest and LearningPlanet.com .........................      $  14,490       $   4,711       $      --
                                                                            =========       =========       =========

  Issuance of common stock as preferred stock dividend ...............      $  16,506       $      --       $      --
                                                                            =========       =========       =========
  Series E preferred stock issued in connection with the
   Acquisition of Academic ...........................................      $      --       $  35,959       $      --
                                                                            =========       =========       =========
  Valuation of options and warrants issued in connection with
   the acquisition of Academic .......................................      $      --       $   1,818       $      --
                                                                            =========       =========       =========
  Additional consideration payable related to the acquisitions
   of Academic and Edutest ...........................................      $   2,000       $   5,341       $      --
                                                                            =========       =========       =========

  Series E preferred stock issued for future advertising .............      $      --       $     400       $      --
                                                                            =========       =========       =========
  Series E preferred stock issued in connection with the
   acquisition of StudyWeb ...........................................      $      --       $   1,085       $      --
                                                                            =========       =========       =========


                             See accompanying notes.

                                 LIGHTSPAN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

       Lightspan, Inc. ("Lightspan") was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation(R) game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. AcademicOnline 2000 is the Web-enhanced Interactive Mathematics and Interactive English product line which colleges may implement using client workstations that are located solely within an intranet, on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations. Academic.com is a complete Internet-based product offering that helps faculty create, manage and teach courses online and offers a complete suite of instructional tools, content and services. Edutest offers a combination of online assessment products and proprietary test questions, eduTest@School and eduTest@School Plus, covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. The results can be analyzed at the school district, the individual school and the classroom levels.

PRINCIPALS OF CONSOLIDATION

       The consolidated financial statements include the accounts of Lightspan and its wholly-owned subsidiaries, Academic Systems Corporation ("Academic") and Edutest, Inc. ("Edutest" or "eduTest.com"). All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with original maturities when acquired of three months or less. Restricted cash consists of certificates of deposit that are used as collateral against lines of credit.

SHORT-TERM INVESTMENTS

       Short-term investments consist of fixed income investments with an original maturity of greater than three months such as United States treasury securities, obligations of the United States government agencies and other investment grade securities such as commercial paper and corporate bonds rated AA or better. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to its investments in short-term investments. Short-term investments classified as available-for-sale are recorded at estimated fair value with unrealized gains or losses reported in stockholders' equity.

ACCOUNTS RECEIVABLE

       Substantially all of Lightspan's accounts receivable are from school districts and colleges located throughout the United States and Puerto Rico. The company maintains an adequate level of accounts receivable reserves in order to minimize the risk of loss due to uncollectible accounts. Management periodically assesses the adequacy of these reserves based on various business risk factors that include availability of customer funding and customer delinquency trends. Historically, uncollected accounts have been minimal and have not exceeded management's expectations.

INVENTORY

       Inventory consists primarily of hardware and software and is stated at the lower of cost (first in, first out basis) or market.

DEFERRED COST OF REVENUES

       Deferred cost of revenues at January 31, 2000 consists of costs incurred to duplicate and package titles shipped for which revenue has been deferred. The deferral of these costs commenced February 1, 1998, when Lightspan adopted AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition and were fully recognized in the two quarters ended July 31, 2000 upon shipment of the final Achieve Now curriculum titles.

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

DEFERRED REVENUES

       Payments received in advance of amounts earned are recorded as deferred revenue in the accompanying financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

       The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the asset's fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

REVENUE

       Lightspan derives its revenues from the licensing of software, product implementation, materials, training services, customer support services, Internet subscriptions, and the sale of PlayStation game consoles and accessories.

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

Software Licenses

       Lightspan sells its Lightspan Achieve Now licenses in three distinct grade clusters -- grades K through 2; grades 3 through 4; and grades 5 through
8. Each grade cluster includes 32 to 35 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. As of January 31, 2000, there were a total of 77 separate titles, some of which were included in more than one grade cluster. From fiscal 1997 through fiscal 2000, certain titles were under development at various stages in the development cycle. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be "completed," and considers titles still in the development cycle to be "as-yet uncompleted." As of January 31, 2000, 72 of the 77 titles had been completed and five of the 77 titles were still as-yet uncompleted.

       In July 2000, the Company completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and on a PC platform, resulting in the recognition of $48.1 million of revenue previously deferred, and the recognition of $8.7 million of previously deferred expenses as cost of revenue, pursuant to SOP 97-2 as discussed below.

       On February 1, 1998, Lightspan adopted the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. Under SOP 97-2, Lightspan recognizes software license revenue when (i) an agreement has been executed or a definitive purchase order has been received; (ii) the product has been shipped or services have been performed; (iii) the fee has become fixed and determinable; (iv) the collection of the fee is considered probable; (v) the related hardware, if applicable, has been shipped, and (vi) when all titles for a given grade cluster have been delivered to its customers. In early 1998, Lightspan began providing customers with a specific list of titles which were planned to be eventually provided to the customers, as well as the projected delivery dates for these titles. Prior to April 30, 2000, Lightspan deferred the recognition of all revenue for Achieve Now licenses, since objective fair values of individual as-yet uncompleted titles could not be determined and used to allocate the license fee to the individual titles as they were shipped.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 101, Revenue Recognition in Financial Statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are nonrefundable and in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company currently recognizes revenue in accordance with SAB 101, and the adoption did not have a material effect on the Company's financial position and results of operations.

       Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As Lightspan is not contractually obligated to provide further service after delivery of the license, Lightspan recognizes the full sales value of Academic license revenue generally upon delivery.

       Historically, Lightspan has experienced minimal customer cancellations, forfeitures or discontinuations of licenses.

Internet Subscriptions

       Revenue derived from fee-based Internet subscriptions including The Lightspan Network and Academic.com is recognized on a straight-line basis over the term of the agreement (generally one year).

Professional Services

       Revenue derived from professional services, including product implementation and customer training provided by the professional development organization, is recognized as the services are performed in accordance with the standard implementation, training, service, and evaluation plans that Lightspan establishes for its customers. Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the term of the support and maintenance period, generally one-year.

Hardware

       Revenue derived from hardware revenue, including the sale of PlayStation game consoles and related accessories, is recognized upon delivery of the console and the related software product.

ADVERTISING COSTS

       Advertising costs are expensed as incurred and were $5.7 million, $0.4 million and $0.1 million for the years ended January 31, 2001, 2000 and 1999, respectively.

TECHNOLOGY AND DEVELOPMENT EXPENSES

       Technology and development expenses include software development costs which are expensed as incurred until technological feasibility has been established and a definitive decision has been made to proceed with the commercial launch of the title. To date, these factors have not been met until substantial completion of the title, and therefore costs associated with software development have been expensed as incurred.

WEB SITE DEVELOPMENT COSTS

       Technology and development expenses also include Web site development costs which are evaluated under Emerging Issues Task Force ("EITF") 00-2 Accounting for Web Site Development Costs. Web site development costs for which a plan exists to market the Web-site externally are accounted for pursuant to SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and are expensed as incurred until technological feasibility has been established and a definitive decision has been made to proceed with the commercial launch of the Web site. To date, technological feasibility has not been met until substantial completion of the Web site, and therefore costs associated with Web site development costs have been expensed as incurred.

       Web site development costs relating to software (which includes Web site application, infrastructure and graphics) used to operate a web site internally and for which a plan to market the Web site externally does not exist are accounted for in accordance with SOP 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. According to SOP 98-1, once capitalization criteria of SOP 98-1 have been met, the Company capitalizes costs such as external direct costs of materials and services, payroll and payroll related costs for employees who are directly associated with developing the internal--use software or upgrades and enhancements that result in additional functionality. Training costs, data conversion costs and operating expenses are expensed as incurred. As of January 31, 2001, the Company had not incurred any Web site development costs meeting the criteria for capitalization.

STOCK-BASED COMPENSATION

       As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Lightspan has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based employee compensation. Under APB No. 25, if the exercise price of Lightspan's employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. When the exercise price of the employee or director stock options is less than the fair value of the underlying stock on the grant date, Lightspan records deferred stock compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, ("FIN 28"), over the vesting period of the options. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18, and recognized over the related service period.

COMPREHENSIVE LOSS

       The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company's net loss and its total comprehensive loss are included in a supplementary schedule in the statement of stockholders' equity for the year ended January 31, 2001. Total comprehensive loss was equivalent to reported net loss for the years ended January 31, 2000 and 1999.

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

NET LOSS PER SHARE

       Lightspan computes net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options, convertible preferred stock (as if converted), warrants for common stock, and restricted stock that has not yet fully vested. Potentially dilutive securities totaled 1.4 million, 29.5 million and 20.1 million for the years ended January 31, 2001, 2000 and 1999, respectively, and were excluded from the diluted earnings per share because of their antidilutive effect.

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

2. DETAILED BALANCE SHEET INFORMATION (IN THOUSANDS)

       Cash and cash equivalents consist of the following:

                                                             JANUARY 31,
                                                        --------------------
                                                          2001         2000
                                                        -------      -------
Cash .............................................      $   893      $ 1,780
Money market accounts ............................       27,880           71
Commercial paper .................................        9,296        3,142
U.S. government securities .......................        7,457           --
Certificates of deposit ..........................           40           40
                                                        -------      -------
                                                        $45,566      $ 5,033
                                                        =======      =======
Restricted cash
  Certificates of deposit, current portion .......        1,115           --
  Certificates of deposit, long term portion .....        3,653           --
                                                        -------      -------
Total restricted cash ............................      $ 4,768      $    --
                                                        =======      =======

       Included in unrealized losses for the year ended January 31, 2001 is $0.8 million related to an investment in Pacific Gas and Electric. This investment has an original maturity of less than ninety days and is therefore classified in cash and cash equivalents, and the unrealized loss has been included in other comprehensive income in the statement of stockholders equity.

       At January 31, 2001, short-term investments consisted of the following.

                                                                  UNREALIZED       FAIR MARKET
                                               AMORTIZED COST     GAIN(LOSS)          VALUE
                                               --------------     ---------        -----------
Commercial paper .......................          $19,819          $    --           $19,819
U.S. Corporate bonds ...................            6,077               35             6,112
Certificates of deposit ................            4,212               12             4,224
U.S. government securities .............            2,527                1             2,528
                                                  -------          -------           -------
   Total marketable securities .........          $32,635          $    48           $32,683
                                                  =======          =======           =======

Cash and cash equivalents ..............          $46,328          $  (762)          $45,566
                                                  =======          =======           =======
  Total cash and cash equivalents
  and marketable securities ............          $78,963          $  (714)          $78,249
                                                  =======          =======           =======

       At January 31, 2000, marketable securities consisted of the following.

                                                                 UNREALIZED     FAIR MARKET
                                               AMORTIZED COST    GAIN(LOSS)        VALUE
                                               --------------    ----------     -----------
U.S. Corporate bonds ...................          $ 2,265          $  --          $ 2,265
Commercial paper .......................           13,867             --           13,867
                                                  -------          -----          -------
Total marketable securities ............          $16,132          $  --          $16,132
                                                  =======          =====          =======
Cash and cash equivalents ..............          $ 5,033          $  --          $ 5,033
                                                  =======          =====          =======
   Total cash and cash equivalents
  and marketable securities ............          $21,165          $  --          $21,165
                                                  =======          =====          =======

       Intangible assets consist of the following:

                                                          JANUARY 31,
                                                  ---------------------------
                                                    2001               2000
                                                  --------           --------
Customer base ..........................          $ 17,500           $ 16,200
Core technology ........................            10,400              5,600
Trademark and trade name ...............             4,100              3,000
Assembled workforce ....................             1,200              1,000
                                                  --------           --------
                                                    33,200             25,800
Less accumulated amortization ..........            (9,604)            (2,250)
                                                  --------           --------
                                                  $ 23,596           $ 23,550
                                                  ========           ========

    Property and equipment consist of the following:

                                                                         JANUARY 31,
                                                                 ---------------------------
                                                                   2001               2000
                                                                 --------           --------
Computer equipment ....................................          $  9,871           $  6,095
Software ..............................................             1,242                904
Office furniture and equipment ........................             1,938              1,532
                                                                 --------           --------
                                                                   13,051              8,531
Less accumulated depreciation and amortization ........            (7,165)            (5,277)
                                                                 --------           --------
                                                                 $  5,886           $  3,254
                                                                 ========           ========

       Accrued liabilities consist of the following:

                                                                    JANUARY 31,
                                                              ----------------------
                                                               2001            2000
                                                              ------          ------
Accrued compensation and related expenses ..........          $7,311          $6,006
Other accrued liabilities ..........................           1,984           3,133
                                                              ------          ------
                                                              $9,295          $9,139
                                                              ======          ======


3. BUSINESS COMBINATIONS AND STRATEGIC RELATIONSHIPS

ACQUISITION OF ACADEMIC SYSTEMS CORPORATION

       On May 10, 1999, Lightspan entered into a merger agreement with Academic, which sells and supports interactive multimedia learning systems, principally to colleges and universities. In connection with the merger agreement which was consummated on September 20, 1999, Lightspan issued 7,191,839 shares of Series E convertible preferred stock, 570,356 shares of common stock, options to purchase 263,404 shares of common stock, and warrants to purchase 42,216 shares of Series E convertible preferred stock, (which became warrants to purchase 21,108 shares of common stock upon closing of the Offering) and agreed to pay $1.7 million in cash, in exchange for all of the outstanding common and preferred shares of Academic and all outstanding Academic options and warrants. The acquisition was accounted for as a purchase.

       The Series E convertible preferred stock was valued at $5.00 per share (the same price that such shares were sold for cash in July, September and October 1999). The merger agreement included a "put right" whereby Academic common shareholders could elect to receive cash of $1.00 per Academic common share ($8.26 per Lightspan common share on an as-converted basis) in lieu of shares of Lightspan common stock. Shareholders approximating 21% of Academic's common shares and outstanding options exercised the "put right," resulting in an aggregate cash payment of $1.7 million. The remaining Academic common shares and options to purchase common shares were converted to Lightspan common stock and options to purchase common stock at a ratio of .12121-to-1. The 570,356 common shares to be issued were valued at $8.26 per share (the same price on an as-converted basis that Academic common shareholders and optionholders were paid upon election of the "put right"). The 263,404 options to purchase Lightspan common stock that were issued to Academic optionholders were recorded at their fair value of $6.82 per share in accordance with APB 16 with the fair value determined by the minimum value method.

       Subsequent to September 20, 1999, the date the acquisition was consummated, Lightspan issued additional consideration in the amount of $5.3 million, representing 1,068,015 shares of Series E preferred stock (which converted into 534,008 shares of common stock upon completion of the Offering) in early 2000 to certain Academic stockholders and recorded this amount as a liability at January 31, 2000. In March 2000, Lightspan issued these shares to such stockholders.

       The aggregate purchase price totaled $50.0 million as follows (in thousands):

Valuation of Series E convertible preferred stock issued .................................          $35,959
Valuation of common stock issued .........................................................            4,711
Issuance of cash pursuant to exercise of "put right" .....................................            1,734
Valuation of options and warrants exchanged for Academic options and warrants ............            1,818
Acquisition costs ........................................................................              369
Additional consideration issuable in Series E convertible preferred stock (common
  stock upon completion of the Offering) .................................................            5,342
                                                                                                    -------
Aggregate purchase price .................................................................          $49,933
                                                                                                    =======


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

ACQUISITION OF STUDYWEB

       On October 28, 1999, Lightspan acquired certain assets of American Computer Resource, principally consisting of the Web site StudyWeb.com, a research website designed to help parents, teachers and students find online educational resources, and related intellectual property, for consideration of $1.0 million in cash and 217,000 shares of Series E convertible preferred stock, valued at $5.00 per share. The aggregate purchase price was $2.1 million. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired, principally intangible assets related to the Web site, which are being amortized over a three-year useful life. The accompanying consolidated financial statements include the results of operations of StudyWeb since October 28, 1999, the date the acquisition was consummated.

ACQUISITION OF EDUTEST, INC.

       On May 24, 2000, Lightspan entered into a merger agreement with Edutest, which offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students' progress in the classroom. In connection with the merger agreement, which was consummated on June 23, 2000, Lightspan paid $2.2 million in cash, $1.3 million of which was paid to Edutest common shareholders and the remaining $1.1 million of which was paid in satisfaction of various obligations of Edutest. Lightspan also issued 1,028,543 shares of common stock with a value at the measurement date of $8.75 per share valued at $9.0 million, with a potential for up to an additional 228,561 hold-back shares valued at $2.0 million over the next 18 months and up to an additional $2.0 million in stock over the subsequent 12 months based upon certain revenue based performance criteria, in exchange for all of the outstanding common and preferred shares of Edutest. The acquisition was accounted for as a purchase.

       The aggregate purchase price, including the 228,561 hold-back shares valued at $2.0 million, but excluding the $2.0 million in potential earnout payments, totaled $13.6 million as follows (in thousands):

Valuation of common stock issued ................................          $ 9,000
Valuation of hold-back shares ...................................            2,000
Acquisition costs ...............................................              287
Cash paid to Edutest shareholders ...............................            1,309
Cash paid in satisfaction of certain Edutest liabilities ........            1,054
                                                                           -------
Aggregate purchase price ........................................          $13,650
                                                                           =======

       The purchase price was allocated to the assets acquired, consisting principally of intangible assets and goodwill, which are being amortized over useful lives of three to five years. The accompanying consolidated financial statements include the results of operations of Edutest since June 23, 2000, the date the acquisition was consummated.

ACQUISITION OF LEARNINGPLANET.COM

       On May 26, 2000, Lightspan acquired LearningPlanet.com, a popular education Web destination for children and their parents. The acquisition is expected to augment the extensive collection of preschool through high school curriculum-based learning activities already available in Lightspan's fee-based subscription Internet products and services. LearningPlanet.com features creative and instructional learning activities in mathematics and language arts. Launched in June 1999, LearningPlanet.com has focused on creating activities for kids that are both entertaining and educational. The transaction was structured as an asset purchase, with Lightspan acquiring the LearningPlanet.com Web site and related technology and assets in exchange for a combination of approximately $0.15 million in our common stock and $0.2 million in cash. The purchase price was allocated to goodwill and amortized over a useful life of three years. The accompanying consolidated financial statements include the results of operations of LearningPlanet.com since May 26, 2000, the date the acquisition was consummated.

PRO FORMA FINANCIAL INFORMATION

       The following unaudited pro forma financial information assumes the acquisitions of Academic, Global Schoolhouse, Study Web, Edutest and LearningPlanet.com were consummated on February 1, 1999 (in thousands, except per share data):

                                                         YEARS ENDED JANUARY 31,
                                                       ---------------------------
                                                         2001               2000
                                                       --------           --------
Revenues ....................................          $ 99,607           $ 23,334
Net loss ....................................          $(51,607)          $(74,031)
Net loss per share, basic and diluted .......          $  (1.19)          $ (18.08)
                                                       ========           ========

4. RESTRUCTURING

       In July 2000, the Company completed a restructuring plan designed to refocus its sales and marketing efforts away from its free Internet products and toward its fee-based subscription Internet products such as The Lightspan Network, eduTest@School and eduTest@School Plus, which resulted in a $1.6 million charge. The restructuring charge included $1.2 million in involuntary termination benefits relating to the termination of 14 employees in August 2000. The Company also accrued exit costs of $0.4 million relating to contractual obligations for services associated with its free Internet site that will no longer be used to generate revenue for the Company. As of January 31, 2001, the Company had paid $1.1 million in involuntary termination benefits and exit costs and anticipates paying the remaining involuntary termination benefits through the first quarter of fiscal 2003.

5. LETTER OF CREDIT AND FINANCING FACILITY

       In October 2000, Lightspan entered into a $2.5 million letter of credit with a financial institution related to a three-year contract with a customer whereby in the event of cancellation of the contract, the customer can draw an amount equivalent to the value of any non-delivered services, not to exceed the value of the letter of credit. The amount of this letter of credit will decrease to $1.7 million on September 30, 2001 and to $0.8 million on September 30, 2002 and will expire on September 30, 2003. The letter of credit is collateralized by a $2.5 million certificate of deposit and the face value of the certificate of deposit is recorded as restricted cash. As of January 31, 2001, the contract has not been cancelled and no amount has been drawn against the letter of credit.

       In April 1999, Lightspan entered into a $1.0 million capital lease line with a financial institution under which Lightspan financed the purchase of substantially all capital equipment at an 8.8% interest rate, with payments due over a 42-month period and a purchase option at the end of the lease term. The lease line expired in September 2000.

6. COMMITMENTS AND CONTINGENCIES

       Lightspan leases its facilities under operating lease agreements subject to annual escalation provisions based upon the Consumer Price Index. Facilities rent and operating lease expenses were $1.9 million, $1.2 million and $1.3 million, for the years ended January 31, 2001, 2000 and 1999, respectively.

       At January 31, 2001, future minimum lease payments for all leases with initial terms of one year or more are as follows for each fiscal year ending January 31 (in thousands):

                                                                     OPERATING          CAPITAL
                                                                      LEASES             LEASES
                                                                     --------           -------
2002 .......................................................          $ 2,252           $   415
2003 .......................................................            1,896               242
2004 .......................................................            1,256                36
2005 .......................................................               --                --
                                                                      -------           -------
Total minimum lease payments ...............................          $ 5,404               693
                                                                      =======
Less amounts representing interest .........................                                (52)
                                                                                        -------
Present value of future minimum lease payments .............                                641
Less current portion of capital lease obligations ..........                               (373)
                                                                                        -------
Long-term capital lease obligations ........................                            $   268
                                                                                        =======

       Capital lease obligations are included in other liabilities on the balance sheet at January 31, 2001.

       In addition, Lightspan subleases a portion of their facilities for a period of one year subject to one-year renewal options. Sublease income was $0.5 million, $0.4 million and $0.2 million for the years ended January 31, 2001, 2000 and 1999, respectively.

       Cost of equipment acquired under capital leases totaled $1.8 million, $1.8 million and $3.7 million (and accumulated amortization totaled $1.2 million, $1.1 million and $2.6 million) at January 31, 2001, 2000 and 1999, respectively.

7. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

       On February 15, 2000, Lightspan completed its initial public offering (the "Offering") of 7,500,000 shares of common stock at $12 per share. Lightspan also issued 2,125,000 shares at the same price in private placements that occurred concurrently with the Offering. In March 2000 the underwriters exercised a portion of their overallotment option and purchased 655,150 additional shares at the Offering price. Total net proceeds as a result of the Offering, private placements and overallotment exercise after deducting the underwriting discount and commissions, offering expenses and financial advisory fees was approximately $113.4 million.

CONVERTIBLE PREFERRED STOCK

       All series of preferred stock automatically converted into 27,087,810 shares of common stock at the then effective conversion price upon the closing of the Offering on February 15, 2000.

       Upon the completion of Lightspan's initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $.02 per share converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock (after application of certain "net exercise" provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). As a result, on February 15, 2000, Lightspan accounted for the intrinsic value by charging retained earnings an additional $16.5 million and increasing the carrying amount of common stock by a corresponding amount. Such amount increased the net loss per share applicable to common stockholders for the year ended January 31, 2001.

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

       At January 31, 2001, Lightspan was authorized to issue 6,403,941 shares of common stock to eligible employees, officers, directors and consultants under the Plan, of which options to purchase 157,504 shares were available for future grant at January 31, 2001.

       A summary of Lightspan's stock option activity and related information is as follows (in thousands, except per share data):

                                                                              YEARS ENDED JANUARY 31,
                                                   ------------------------------------------------------------------------------
                                                           2001                         2000                        1999
                                                   ----------------------      ---------------------       ----------------------
                                                                WEIGHTED                    WEIGHTED                    WEIGHTED
                                                                AVERAGE                     AVERAGE                     AVERAGE
                                                                EXERCISE                    EXERCISE                    EXERCISE
                                                   OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS        PRICE
                                                   -------      ---------      -------      --------       -------      ---------
Outstanding -- beginning of year ............       3,782       $    4.16       1,783       $     .78       1,951       $     .60
  Granted ...................................       2,494       $    4.89       2,986       $    5.48         518       $    1.36
  Exercised .................................        (597)      $    1.94        (653)      $     .54        (265)      $     .54
  Forfeited .................................      (1,259)      $    6.23        (334)      $    2.09        (421)      $     .80
                                                   ------                      ------                       -----
Outstanding -- end of year ..................       4,420       $    4.28       3,782       $    4.16       1,783       $     .78
                                                   ======                      ======                       =====

Exercisable at end of year ..................       1,115                         896                       1,031
                                                   ======                      ======                       =====
Weighted average fair value of Options
  granted during the year ...................      $ 4.84                      $ 3.96                       $ .30
                                                   ======                      ======                       =====

       The following table summarizes information about stock options outstanding as of January 31, 2001 (in thousands, except per share data):

                                                        OPTIONS OUTSTANDING
                                         ----------------------------------------------------           OPTIONS EXERCISABLE
                                                            WEIGHTED                                ----------------------------
                                                        AVERAGE REMAINING    WEIGHTED AVERAGE                   WEIGHTED AVERAGE
      RANGE OF EXERCISE PRICE            NUMBER         CONTRACTUAL LIFE      EXERCISE PRICE        NUMBER       EXERCISE PRICE
      -----------------------            ------         -----------------    ----------------       ------      ----------------
$0.01 -- $ 2.00 ....................      1,137                4.3                $ 1.28               591           $ 1.12
$2.01 -- $ 4.00 ....................      1,804                6.3                $ 3.15               309           $ 3.73
$4.01 -- $ 6.00 ....................        577                9.4                $ 5.72                 2           $ 5.75
$6.01 -- $ 8.00 ....................         38                8.4                $ 7.63               209           $ 9.06
$8.01 -- $10.00 ....................        805                4.3                $ 9.08                 3           $11.25
$10.01 -- $12.00 ...................         27                6.6                $11.25                --               --
$14.01 -- $16.00 ...................          5                5.8                $14.25                --               --
                                             27                8.2                $19.00                 1           $19.00
                                          -----            -------                ------             -----           ------
$18.01 -- $19.00 ...................      4,420                5.9                $ 4.28             1,115           $ 3.39
                                          =====            =======                ======             =====           ======

       Pro forma information regarding net loss is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options subsequent to Lightspan's initial public offering and using the minimum value method for nonpublic entities for options prior to Lightspan's initial public offering, with the following weighted average assumptions for each of the years ended January 31, 2001, 2000 and 1999, respectively: risk-free interest rates of 6.51%, 5.75% and 5.00%, respectively; dividend yields of 0%; weighted-average expected life of the options of four to five years; and expected volatility of 144% for the year ended January 31, 2001. The minimum value option pricing model used for the years ending January 31, 2000 and 1999 excludes the factor of volatility.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. Lightspan's pro forma information is as follows (in thousands, except per share data):

                                                                                 YEARS ENDED JANUARY 31,
                                                                 -------------------------------------------------------
                                                                     2001                  2000                 1999
                                                                 -----------           -----------           -----------
Pro forma net loss ....................................          $   (52,208)          $   (57,236)          $   (33,626)
                                                                 ===========           ===========           ===========

Pro forma net loss per share, basic and diluted .......          $     (1.19)          $    (13.98)          $     (9.93)
                                                                 ===========           ===========           ===========

2000 EMPLOYEE STOCK PURCHASE PLAN

       In October 1999, Lightspan adopted the 2000 Employee Stock Purchase Plan (the "Purchase Plan") whereby a total of 500,000 shares of common stock was reserved for issuance under the Purchase Plan. This share reserve shall automatically increase each year, based upon a formula, by an amount not to exceed 1% of our total outstanding common stock at the time of the automatic increases. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. For the years ended January 31, 2001 and 2000, employees purchased 305,163 and 0 shares, respectively, under the Purchase Plan. As of January 31, 2001, 194,837 shares remained available for issuance prior to the automatic increase.

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

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

       The following table summarizes common shares reserved for future issuance at January 31, 2001:

Common stock options .......................................               4,577,686
Employee stock purchase plan ...............................                 194,837
                                                                           ---------
  Total common shares reserved for issuance ................               4,772,523
                                                                           =========

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

       The warrants to purchase Series A through D preferred stock were valued at an aggregate of $0.2 million and were recorded as debt discounts and accreted into interest expense over the life of the applicable financing agreements. The fair value of the warrants were estimated at the dates of grant using the minimum value method with the following assumptions: risk free interest rate of 6.00%; an expected warrant life of two years; and no annual dividends. There were no such amounts included in interest expense for the years ended January 31, 2001, 2000 and 1999.

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

       Upon completion of the Offering, and taking into effect the reverse split in January 2000, all of the above 749,605 warrants to purchase Series A through E preferred stock were converted, at their respective conversion rates, into warrants to purchase 403,591 shares of common stock. As of January 31, 2001, warrants to purchase 225,764 shares of common stock remained outstanding.

AGREEMENT WITH CINAR CORPORATION

       In October 1999, Lightspan agreed to pursue several potential strategic initiatives with CINAR Corporation. As part of the agreement, CINAR purchased 2,500,000 shares of Series E preferred stock at $5.00 per share, which converted into 1,250,000 shares of common stock upon completion of Lightspan's initial public offering. CINAR also purchased $10 million of common stock, or 833,333 shares, in a private placement that occurred concurrently with Lightspan's initial public offering at the initial public offering price of $12 per share. Lightspan also granted CINAR a warrant to purchase 500,000 shares of Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share upon completion of our initial public offering) that will vest upon the achievement of various agreed-to strategic goals.

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

       Lightspan believes that it is unlikely that a performance commitment, as described in EITF 96-18, will be reached until performance is complete. Therefore, the measurement date will be the date of completion of performance and accordingly, no expense had been recorded through January 31, 2001.

AGREEMENT WITH COX COMMUNICATIONS HOLDINGS, INC.

       In January 2000, Lightspan agreed to pursue strategic initiatives with Cox Communications Holdings, Inc. Cox Communications is among the nation's largest broadband communications companies, serving more than 3.8 million customers in 18 locations. Cox Communications also provides a wide variety of services to schools in their cable communities through its "Cable in the Classroom" initiative which provides public schools with free basic cable service and learning guides. As part of the agreement, Cox Communications purchased $12.5 million of Lightspan common stock, or 1,041,667 shares, in a private placement that occurred concurrently with the Offering. Lightspan also granted Cox Communications a warrant to purchase 750,000 shares of common stock at an exercise price of $10.00 per share upon the closing of our initial public offering.

       Lightspan has accounted for the warrant in accordance with EITF 96-18. Specifically, the shares that could be issued pursuant to the warrant were valued the earlier of a) the date at which a commitment for performance is reached or b) the earlier of the date at which Cox Communication's performance is complete or February 15, 2001 (the "measurement date"). On February 15, 2001, Lightspan measured the value of the warrant in accordance EITF 96-18, and deferred $0.1 million in stock based compensation expense to be recognized over the six-month life of the warrant, expiring August 15, 2001.

DEFERRED ADVERTISING EXPENSE

       On October 29, 1999, Lightspan issued 160,000 shares of Series E convertible preferred stock to Liberty Digital Corporation in exchange for $0.4 million in cash and $0.8 million in future Internet advertising credits. Lightspan determined that the fair value of the shares issued ($5.00 per share) was more readily determinable than the fair value of the advertising credits.

       As a result, Lightspan recorded the 160,000 shares issued at $0.8 million and recorded deferred advertising expense of $0.4 million. During the year ended January 31, 2001, Lightspan remeasured the value of the shares in accordance with EITF 96-18 and expensed $0.3 million, as the advertising credits were utilized.

DEFERRED COMPENSATION

       Lightspan has recorded deferred stock-based compensation of $0.1 million, $8.7 million and $0.2 million for the years ended January 31, 2001, 2000 and 1999, respectively, in connection with the grants of certain stock options to employees and consultants with exercise prices per share below the fair values per share for our common stock on the dates those options were granted. Lightspan also reduced deferred stock-based compensation by $1.6 million due to the cancellation of unvested options associated with the termination of employees during the year ended January 31, 2001. Amortization of deferred stock compensation was $2.4 million, $3.7 million and $0.02 million during the years ended January 31, 2001, 2000 and 1999, respectively.

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

8. INCOME TAXES

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Lightspan's deferred tax assets are shown below (in thousands):

                                                                         JANUARY 31,
                                                                 --------------------------
                                                                   2001               2000
                                                                 --------           --------
Deferred tax assets:
  Net operating loss carryforwards ....................          $ 79,148           $ 51,574
  Capitalized research expenses .......................             1,336              2,753
  Research and development credits ....................             6,614              4,247
  Other ...............................................             2,525              3,979
                                                                 --------           --------
Total deferred tax assets .............................            89,623             62,553
  Valuation allowance for deferred tax assets .........           (80,013)           (52,346)
                                                                 --------           --------
Net deferred tax assets ...............................             9,610             10,207
                                                                 --------           --------
Deferred tax liabilities:
  Acquired intangibles ................................            (9,610)           (10,207)
                                                                 ========           ========
Net deferred tax assets ...............................          $     --           $     --
                                                                 ========           ========

       A valuation allowance has been recognized to offset the deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

       At January 31, 2001, Lightspan had federal and California net operating loss carryforwards of approximately $215.0 million and $65.4 million respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalization of research expenses and limitations on net operating losses for California tax purposes. The federal tax loss carryforwards will begin expiring in 2008 unless previously utilized. Through January 31, 2001, California tax loss carryforwards of $5.6 million have expired, and additional loss carryforwards will continue to expire in fiscal 2002. Lightspan also has federal and California research and development tax credit carryforwards of $4.6 million and $2.9 million respectively, which will begin expiring in fiscal 2008 unless previously utilized.

       Pursuant to Internal Revenue Code Section 382 and 383, the use of Lightspan's net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50%.

9. RETIREMENT PLAN

       Lightspan has a 401(k) defined contribution savings and retirement plan (the "Retirement Plan"). The Retirement Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to 20% of base salary limited by the IRS imposed maximum. On January 1, 1999, Lightspan began matching 10% of employee contributions up to 4% of eligible compensation. Employer contributions were $0.1 million, $0.04 million and immaterial for the years ended January 31, 2001, 2000 and 1999, respectively.

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

FINANCIAL INFORMATION FOR LIGHTSPAN'S SEGMENTS

       The Company's Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

                                                                              YEAR ENDED JANUARY 31, 2001
                                                                 ---------------------------------------------------
                                                                                      HIGHER
                                                                    K-12             EDUCATION          CONSOLIDATED
                                                                 ---------           ---------          ------------
Revenues from external customers ......................          $  91,052           $   8,022           $  99,074
Interest income (expense), net ........................              6,219                  (4)              6,215
Depreciation and amortization .........................              1,486                 335               1,821
Restructuring charge ..................................              1,600                  --               1,600
Loss from operations ..................................            (16,944)            (21,391)            (38,335)
Assets ................................................            116,362              37,536             153,898
Other significant non cash items:
  Deferred stock compensation .........................             (1,437)                (62)             (1,499)
  Amortization of deferred stock compensation .........              2,344                  54               2,398
  Amortization of intangible assets ...................              4,314              11,691              16,005

                                                                              YEAR ENDED JANUARY 31, 2000
                                                                 ---------------------------------------------------
                                                                                      HIGHER
                                                                    K-12             EDUCATION          CONSOLIDATED
                                                                 ---------           ---------          ------------
Revenues from external customers ......................          $  14,706           $   2,210           $  16,916
Interest income (expense), net ........................                493                 (14)                479
Depreciation and amortization .........................              1,093                 100               1,193
Loss from operations ..................................            (49,115)             (7,085)            (56,200)
Assets ................................................             54,534              47,898             102,432
Other significant non cash items:
  Deferred stock compensation .........................              8,499                 224               8,723
  Amortization of deferred stock compensation .........              3,649                  55               3,704
  Amortization of intangible assets ...................                538               4,437               4,975

                                                                  YEAR ENDED JANUARY 31, 1999
                                                                 ------------------------------
                                                                   K-12            CONSOLIDATED
                                                                 --------          ------------
Revenues from external customers ......................          $ 10,870           $ 10,870
Interest income (expense), net ........................               417                417
Depreciation and amortization .........................             1,305              1,305
Loss from operations ..................................           (33,984)           (33,984)
Assets ................................................            22,566             22,566
Other significant non cash items:
  Deferred stock compensation .........................               212                212
  Amortization of deferred stock compensation .........                20                 20

11. LEGAL MATTERS

       In July 1996, a former employee (the "Plaintiff") commenced legal action against Lightspan, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. On August 26, 1999, the Plaintiff and Lightspan entered into a settlement agreement and release, the terms of which are subject to confidentiality provisions. As of January 31, 2001, Lightspan had paid approximately $1.6 million in legal and settlement costs related to this case.

12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

       The following is a summary of the quarterly results of operations for the years ended January 31, 2001, as restated, and 2000.

                                                                            QUARTER ENDED
                                                        -----------------------------------------------------
2001                                                    APRIL 30        JULY 31      OCTOBER 31     JANUARY 31
----                                                    --------        -------      ----------     ----------
Total revenues ...................................      $ 56,409       $ 19,124       $ 11,105       $ 12,436
Total cost of revenues ...........................        11,641          5,416          3,518          4,711
Gross margin .....................................        44,768         13,708          7,587          7,725
Total operating expenses .........................        28,643         30,652         25,307         27,521
Net income (loss) attributable
  to common stockholders .........................         1,157        (15,198)       (16,151)       (18,434)
Net income (loss) per share:
  Basic and diluted ..............................      $   0.03       $  (0.34)      $  (0.35)      $  (0.40)

2000
----
Total revenues ...................................      $  2,635       $  4,166       $  4,481       $  5,634
Total cost of revenues ...........................         1,574          2,775          2,384          3,001
Gross margin .....................................         1,061          1,391          2,097          2,633
Total operating expenses .........................         9,527         12,083         17,938         23,834
Net loss attributable to
  common stockholders ............................        (8,462)       (10,688)       (15,618)       (20,953)
Net loss per share:
  Basic and diluted ..............................      $  (2.32)      $  (2.83)      $  (3.80)      $  (4.46)

13. SUBSEQUENT EVENT

       Included in the Company's cash equivalents for the year ended January 31, 2001 is an investment in short-term commercial paper of Pacific Gas and Electric, ("PG&E"). This investment has an original maturity of less than ninety days and is therefore classified in cash and cash equivalents, and the unrealized loss has been included in other comprehensive loss in the statement of stockholders equity. In April 2001, PG&E filed for Chapter 11 bankruptcy. The Company estimates the reduction to be a temporary decline in fair value as it is probable that the Company will be able to collect the full amount due according to the contractual terms of the security that was not impaired at acquisition and, therefore, has not recorded any realized loss. During April 2001, the Company's third-party investment manager has committed to repurchase this security at par value. As a result, the Company expects to reverse the unrealized loss included in comprehensive loss in April 2001.