Form 10-Q
period 2001-04-30
LIGHTSPAN INC
filed 2001-06-15
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-29347

Lightspan, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0585210

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10140 Campus Point Drive San Diego, California	92121-1520

(Address of principal executive office)	(Zip Code)

(858) 824-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [   ]

Number of shares of registrant’s common stock outstanding as of May 31, 2001: 46,156,554

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30,	January 31,
	2001	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$42,256	$45,566

Short-term investments	23,726	32,683

Accounts receivable, less allowance for doubtful accounts of $546 (April 30, 2001) and $573 (January 31, 2001)	11,365	11,253

Finished goods inventory	2,130	2,567

Other current assets	1,437	2,379

Restricted cash	826	1,115

Total current assets	81,740	95,563

Restricted cash	1,653	3,653

Property and equipment, net	6,996	5,886

Goodwill, net of accumulated amortization of $14,091 (April 30, 2001) and $11,603 (January 31, 2001)	21,651	24,139

Other intangible assets	21,518	23,596

Deposits and other assets	1,028	1,061

Total assets	$134,586	$153,898

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$4,943	$5,990

Accrued liabilities	6,644	9,295

Acquisition consideration payable	2,000	2,000

Deferred revenue — services and other	9,113	8,122

Other current liabilities	298	373

Total current liabilities	22,998	25,780

Deferred revenue — services and other, less current portion	1,455	1,240

Other liabilities	499	563

Stockholders’ equity:

Preferred stock, par value $0.001:

Authorized shares — 20,000,000

No shares issued and outstanding	—	—

Common stock, par value $0.001:

Authorized shares — 250,000,000

Issued and outstanding shares — 46,155,054 (April 30, 2001) and 46,044,033 (January 31, 2001)	46	46

Additional paid-in capital	354,321	354,415

Deferred compensation	(866)	(1,314)

Accumulated other comprehensive income (loss)	44	(714)

Accumulated deficit	(243,911)	(226,118)

Total stockholders’ equity	109,634	126,315

Total liabilities and stockholders’ equity	$134,586	$153,898

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,

	2001	2000

Revenues:

Software licenses	$6,357	$52,200

Internet subscriptions	1,560	723

Professional services	1,867	2,174

Hardware	873	1,153

Other	—	159

Total revenues	10,657	56,409

Cost of revenues:

Software licenses	1,456	9,525

Internet subscriptions	591	305

Professional services	1,236	909

Hardware	655	902

Total cost of revenues	3,938	11,641

Gross profit	6,719	44,768

Operating expenses:

Sales and marketing	11,964	17,004

Technology and development	6,758	5,134

General and administrative	2,020	2,230

Stock-based compensation	273	936

Amortization of intangible assets	4,568	3,339

Total operating expenses	25,583	28,643

Income (loss) from operations	(18,864)	16,125

Interest income	1,087	1,553

Interest expense	(16)	(15)

Net income (loss)	$(17,793)	$17,663

Preferred stock dividend	—	(16,506)

Net income (loss) attributable to common stockholders	$(17,793)	$1,157

Net income (loss) per share:

Basic and diluted	$(0.39)	$0.03

Weighted average shares outstanding — basic	46,104	39,527

Weighted average shares outstanding— diluted	46,104	45,466

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended April 30,

	2001	2000

Operating activities:

Net income (loss)	$(17,793)	$17,663

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	656	361

Amortization of intangible assets	4,568	3,339

Amortization of deferred stock-based compensation	273	936

Changes in operating assets and liabilities:

Accounts receivable	(112)	3,953

Inventory	437	(694)

Deferred cost of revenue	—	8,338

Deposits and other assets	975	333

Accounts payable	(1,047)	(2,270)

Deferred revenue	1,206	(46,187)

Accrued liabilities	(2,651)	(4,071)

Net cash flows used in operating activities	(13,488)	(18,299)

Investing activities:

Purchase of short-term investments	(7,149)	(7,965)

Maturities of short-term investments	16,864	9,769

Restricted cash	2,289	—

Purchase of property and equipment	(1,768)	(746)

Net cash flows provided by investing activities	10,236	1,058

Financing activities:

Proceeds from issuance of common stock	—	113,400

Principal repayments on capital leases	(139)	(122)

Principal repayments on notes payable	—	(172)

Net proceeds from exercise of stock options	81	612

Net cash flows provided by (used in) financing activities	(58)	113,718

Increase (decrease) in cash and cash equivalents	(3,310)	96,477

Cash and cash equivalents at beginning of period	45,566	5,033

Cash and cash equivalents at end of period	$42,256	$101,510

Supplemental disclosure of cash flow information:

Interest paid	$16	$15

Supplemental schedule of noncash investing and financing activities:

Deferred stock-based compensation	$(175)	$(79)

Conversion of convertible preferred stock into common stock	$—	$52

Issuance of common stock related to the acquisition of Academic	$—	$5,340

Issuance of common stock as preferred stock dividend	$—	$16,506

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited consolidated financial statements, which include the accounts of Lightspan, Inc. (“Lightspan” or the “Company”) and its wholly owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“Edutest” or “eduTest.com”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the Company's operating results have been highest in its second fiscal quarter, and lowest in its first fiscal quarter and are expected to vary significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription Internet and Academic Systems curricula products and services based on school calendars, budget cycles, source and timing of school districts’ funding. Operating results for the three months ended April 30, 2001 or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

Organization and Business Activity

      Lightspan was founded in 1993, incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in the school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. AcademicOnline 2000 is the Web-enhanced Interactive Mathematics and Interactive English product line which colleges may implement using client workstations that are located solely within an intranet, on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations. Academic.com is a complete Internet-based product offering that helps faculty create, manage and teach courses online and offers a complete suite of instructional tools, content and services. Edutest offers a combination of online assessment products and proprietary test questions, eduTest@School and eduTest@School Plus, covering language arts, mathematics, history and science, allowing educators to assess their students’ progress in the classroom. The results can be analyzed at the school district, the individual school and the classroom levels.

Revenue

      Lightspan derives its revenues from the licensing of software, Internet subscriptions, product implementation, materials, training services, customer support services, and the sale of PlayStation game consoles and accessories.

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

Software Licenses

      Lightspan sells its Lightspan Achieve Now licenses in three distinct grade clusters — grades K through 2; grades 3 through 4; and grades 5 through 8. Each grade cluster includes 32 to 35 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. As of January 31, 2000, there were a total of 77 separate titles, some of which were included in more than one grade cluster. From fiscal 1997 through fiscal 2000, certain titles were under development at various stages in the development cycle. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be “completed,” and considers titles still in the development cycle to be “as-yet uncompleted.” As of January 31, 2000, 72 of the 77 titles had been completed and five of the 77 titles were still as-yet uncompleted.

      As of April 30, 2000, the Company completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console, and grade cluster K through 2 used on a PC platform, resulting in the recognition of $46.4 million of revenue previously deferred and the recognition of $8.4 million of previously deferred expenses as cost of revenue, pursuant to AICPA Statement of Position (“SOP”) 97-2 as discussed below. As of July 31, 2000, the Company had completed and shipped all remaining Lightspan Achieve Now titles used on a PC platform, resulting in the recognition in the second quarter of fiscal 2001 of the remaining $1.7 million of revenue previously deferred. Subsequent to July 31, 2000, the Company did not defer revenue relating to Lightspan Achieve Now licenses that were shipped as the Company had completed the development of all Lightspan Achieve Now titles.

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

Internet Subscriptions

      Revenue derived from fee-based Internet subscriptions including The Lightspan Network and Academic.com is recognized on a straight-line basis over the term of the agreement, generally one year.

Professional Services

      Revenue derived from professional services, including product implementation and customer training provided by the professional development organization, is recognized as the services are performed in accordance with the standard implementation, training, service, and evaluation plans that Lightspan establishes for its customers.

Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the term of the support and maintenance period, generally one year.

Hardware

      Hardware revenue derived from the sale of PlayStation game consoles and related accessories is recognized upon shipment of the console and the related software product.

2. Stockholders’ Equity

      Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three months ended April 30, 2001 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive. Dilutive common stock equivalents for the three months ended April 30, 2000 were as follows (in thousands):

	Three Months Ended April 30,

	2001	2000

Employee stock options	—	2,556

Warrants	—	189

Convertible preferred stock	—	3,194

Total dilutive shares	—	5,939

3. Comprehensive Income (Loss)

      Included in the Company’s cash equivalents for the year ended January 31, 2001 was an investment in short-term commercial paper of Pacific Gas and Electric, who filed for Chapter 11 bankruptcy in April 2001. Accordingly, the Company recorded an unrealized loss related to this investment in other comprehensive loss in the statement of stockholders equity for the year ended January 31, 2001. During April 2001, the Company’s third-party investment manager repurchased this security at par value. As a result, the Company adjusted the unrealized loss included in comprehensive income (loss) in April 2001.

      For the three months ended April 30, 2001 and 2000, comprehensive income (loss) was ($17.0) million and $1.1 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the three months ended April 30, 2001 and 2000 was due to net unrealized income (losses) on available-for-sale securities of $0.8 million and $0, respectively.

4. Reportable Segments

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

Description of the Types of Products from Which Each Reportable Segment Derives its Revenues

      Lightspan has two reportable segments: K-12 and Higher Education. Revenues derived from the K-12 segment include the sale of Lightspan Achieve Now software licenses, subscription fees for The Lightspan Network and eduTest.com products, implementation, training and support services and hardware and related accessories. Revenues derived from the Higher Education segment, comprised solely of Academic, include the sale of curriculum products licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class.

Measurement of Segment Profit or Loss and Segment Assets

      Lightspan evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Financial Information for Lightspan’s Segments

      The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended April 30, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$8,925	$1,732	$10,657

Interest income, net	1,068	3	1,071

Depreciation and amortization	574	82	656

Segment loss from operations	(12,900)	(5,964)	(18,864)

Segment assets	100,776	33,810	134,586

Other significant non cash items:

Deferred stock compensation	(165)	(10)	(175)

Amortization of deferred stock compensation	263	10	273

Amortization of intangible assets	1,573	2,995	4,568

	Three Months Ended April 30, 2000

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$55,282	$1,127	$56,409

Interest income (expense), net	1,541	(3)	1,538

Depreciation and amortization	284	77	361

Segment income (loss) from operations	21,822	(5,697)	16,125

Segment assets	142,557	39,642	182,199

Other significant non cash items:

Deferred stock compensation	(38)	(6)	(44)

Amortization of deferred stock compensation	907	29	936

Amortization of intangible assets	381	2,958	3,339

5. Recently Issued Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The statement defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments on the Company’s balance sheet at fair value. The Company adopted SFAS 133 in February 2001.

As of April 30, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. The adoption of SFAS No.’s 137 and 133 did not impact the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Operating Results

      This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 31, 2001 contained in our Annual Report on Form 10-K filed April 30, 2001 with the SEC.

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in this section, in “Liquidity and Capital Resources,” and in our Annual Report on Form 10-K filed April 30, 2001 with the SEC.

Results of Operations

      Operating Losses. We have incurred significant losses since our inception and, as of April 30, 2001, have accumulated losses of approximately $227.4 million. We expect to continue to incur operating losses for the foreseeable future. In the three months ended April 30, 2000 we had completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and grade cluster K through 2 used on a PC platform, resulting in the recognition in the first quarter of fiscal 2001 of $46.4 million of revenue previously deferred pursuant to SOP 97-2 as described below. The operating results in the first quarter of fiscal 2001 are not indicative of our underlying business in that quarter, and are not indicative of results that may be expected for any subsequent quarter.

Revenue

      Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the “Notes to Consolidated Financial Statements”, which caused a substantial change in the timing of when revenue was recognized for Lightspan Achieve Now licenses. Under SOP 97-2, we were unable to recognize any Lightspan Achieve Now license fees as revenue until we shipped the final title which we planned to provide to all existing customers for no additional charge. Therefore, we deferred the recognition of revenue for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. By April 30, 2000, we had completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and grade cluster K through 2 used on a PC platform, resulting in the recognition in the first quarter of fiscal 2001 of $46.4 million of revenue previously deferred. By July 31, 2000, we had completed and shipped all remaining Lightspan Achieve Now titles used on a PC platform, resulting in the recognition in the second quarter of fiscal 2001 of the remaining $1.7 million of revenue previously deferred. Subsequent to July 31, 2000, we did not defer revenue relating to Lightspan Achieve Now licenses that were shipped as we had completed the development of all Lightspan Achieve Now titles.

      To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the three months ended April 30, 2000, we recognized $8.4 million in cost of license revenue when we recognized the related $46.4 million in revenue.

      The following table summarizes the activity in software license revenue and associated cost of license revenue deferred pursuant to SOP 97-2 as of April 30, 2000 (in thousands):

Three Months Ended
April 30, 2000

Deferred license revenue- Achieve Now

Beginning balance	$48,110

Deferred during the period	384

Recognized during the period	(46,446)

Ending balance	$2,048

Deferred cost of license revenue- Achieve Now

Beginning balance	$8,709

Deferred during the period	70

Recognized during the period	(8,408)

Ending balance	$371

Comparison of Three Months Ended April 30, 2001 vs. 2000

Revenues

      We generate revenues from fees from the sale of software licenses, Internet subscriptions, professional services and hardware. Our total revenues decreased 81 percent to $10.7 million in the three months ended April 30, 2001 from $56.4 million in the three months ended April 30, 2000 primarily due to the recognition in the three months ended April 30, 2000 of previously deferred software license revenue, as described in “Revenue” above, resulting in a $45.8 million decrease in software license revenues. Total revenues also decreased due to a $0.3 million decrease in professional services revenues and a $0.3 million decrease in hardware revenues, offset in part by a $0.8 million increase in Internet subscription revenue, as described below.

      Software Licenses. Our software license revenues decreased $45.8 million to $6.4 million in the three months ended April 30, 2001 from $52.2 million in the three months ended April 30, 2000 primarily due to the recognition of $46.4 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, see “Revenue” above.

      Internet Subscriptions. Our Internet subscription revenues increased 116 percent to $1.6 million in the three months ended April 30, 2001 from $0.7 million in the three months ended April 30, 2000 primarily due to an increase in the revenue recognized from the annuity base relating to Internet subscription fees for The Lightspan Network and eduTest.com. Customers subscribing to the Company’s Internet subscription products, The Lightspan Network and eduTest.com, increased 101 percent to approximately 3,000 at April 30, 2001 from approximately 1,500 at April 30, 2000, resulting from an increased demand by customers for our Internet subscription products.

      Professional Services. Our professional service revenues decreased 14 percent to $1.9 million in the three months ended April 30, 2001 from $2.2 million in the three months ended April 30, 2000 primarily due to a decrease in the billable hours for professional services.

      Hardware. Our hardware revenues decreased 24 percent to $0.9 million in the three months ended April 30, 2001 from $1.2 million in the three months ended April 30, 2000 primarily due to an increase in the sales of our PC version of Lightspan Achieve Now licenses which are sold without hardware.

Cost of Revenues

      Our total cost of revenues decreased 66 percent to $3.9 million for the three months ended April 30, 2001 from $11.6 million for the three months ended April 30, 2000 primarily due to an $8.4 million decrease in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, see “Revenue” above.

Gross margin as a percentage of total revenues decreased 16 percentage points to 63 percent in the three months ended April 30, 2001 from 79 percent in the three months ended April 30, 2000 primarily due to the higher gross margin on revenues derived from sales of Lightspan Achieve Now licenses, which were entirely deferred for fiscal years 2000 and 1999 and recognized in the three months ended April 30, 2000.

Expenses

      Sales and Marketing. Our sales and marketing expenses decreased 30 percent to $12.0 million for the three months ended April 30, 2001 from $17.0 million for the three months ended April 30, 2000. This was primarily due to a decrease in promotional activities connected to the launch of Lightspan.com in the first quarter of fiscal 2001, and a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products.

      Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. Although we have reduced our sales and marketing expenses related to our free Internet products, we continue to pursue branding and marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our Lightspan Achieve Now curriculum, fee-based subscription Internet products, and Academic products.

      Technology and Development. Our technology and development expenses increased 32 percent to $6.8 million for the three months ended April 30, 2001 from $5.1 million for the three months ended April 30, 2000. This was primarily due to the inclusion of additional expenses associated with our acquisition of eduTest.com in the second quarter of fiscal 2001.

      Our development costs consist primarily of compensation and benefits for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription Internet products including The Lightspan Network, eduTest.com and Academic Internet products, which we expense as incurred. We believe that continued investment in fee-based subscription Internet product development is critical to attaining our strategic objectives.

      General and Administrative. Our general and administrative expenses decreased 9 percent to $2.0 million for the three months ended April 30, 2001 from $2.2 million for the three months ended April 30, 2000. This was due primarily to continued efforts in controlling overhead expenses.

      Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses. We expect that general and administrative expenses may increase as our business expands.

      Stock-Based Compensation. Stock-based compensation expense was $0.3 million and $0.9 million for the three months ended April 30, 2001 and 2000, respectively. During the three months ended April 30, 2001 and 2000, we recorded $0 and $8.9 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. As of April 30, 2001, there was approximately $0.9 million to be amortized in future periods.

      Amortization of Intangible Assets. We recorded intangible assets related to our acquisitions in prior periods totaling an aggregate of approximately $68.9 million, including goodwill of $35.7 million and amortize them over their respective useful lives, ranging from three to ten years. Amortization expense of goodwill and intangible assets was $4.6 million and $3.3 million for the three months ended April 30, 2001 and 2000, respectively.

      Interest Income (Expense). Our net interest income decreased 30 percent to $1.1 million for the three months ended April 30, 2001 from $1.5 million for the three months ended April 30, 2000 as a result of lower cash balances.

Liquidity and Capital Resources

      From inception through April 2001, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. At April 30, 2001, we had $42.3 million of cash and cash equivalents, $23.7 million in short-term investments and $2.5 million in restricted cash for a total of $68.5 million. The expansion of our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future.

      Our working capital has fluctuated significantly since our inception. This is due, in large part, to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on our product offerings, as well as receipt of cash from our preferred stock financings, initial public offering, private placements and other equity offerings. We expect our working capital requirements and cash position to fluctuate significantly from period to period for the foreseeable future.

      Net cash used in operating activities decreased $4.8 million in the three months ended April 30, 2001 as compared to the three months ended April 30, 2000 primarily due to a decrease in sales and marketing expenses, and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now, Academic curriculum and fee-based subscription Internet products and services. Net cash provided by investing activities increased $9.2 million in the three months ended April 30, 2001 as compared to the three months ended April 30, 2000 primarily due to an increase in the maturities of our short-term investments. Net cash provided by financing activities decreased $113.7 million in the three months ended April 30, 2001 compared to the three months ended April 30, 2000 primarily due to the receipt of net proceeds related to our initial public offering, underwriter’s exercise of their overallotment option and private placements in the first quarter of fiscal 2001.

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

      As of April 30, 2001, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at April 30, 2001. Declines in interest rates over time will, however, reduce our interest income.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

      We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

      Recent Sales of Unregistered Securities

      None.

      Use of Proceeds

      The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company’s common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray Inc. and Thomas Weisel Partners LLC. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were $88.8 million. From the time of receipt through April 31, 2001, $0.2 million of the net proceeds were applied to repay debt, $2.6 million were used to purchase Edutest, $5.0 million were used to promote our Lightspan.com Web site and the remaining proceeds were used to fund operations or invested in short term, interest-bearing securities rated AA or better.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

(a) Current Reports on Form 8-K

      We did not file any current reports on Form 8-K for the quarter ended April 30, 2001.

(b) Exhibits

      The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Footnote No.	Exhibit No.	Description

1	10.51	Employment Agreement — Tier I for Michael A. Sicuro

1	Filed with this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June, 2001.

Lightspan, Inc.

	By:	/s/ MICHAEL A. SICURO

June 13, 2001		Michael A. Sicuro, Chief Financial Officer