Form 10-Q
period 2001-07-31
LIGHTSPAN INC
filed 2001-09-14
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 2001

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

Number of shares of registrant’s common stock outstanding as of August 31, 2001:    46,498,375

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31,	January 31,
	2001	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$40,966	$45,566

Short-term investments	11,151	32,683

Accounts receivable, less allowance for doubtful accounts of $933 (July 31, 2001) and $573 (January 31, 2001)	20,605	11,253

Finished goods inventory	2,441	2,567

Other current assets	1,372	2,379

Restricted cash	826	1,115

Total current assets	77,361	95,563

Restricted cash	1,653	3,653

Property and equipment, net	8,158	5,886

Goodwill, net of accumulated amortization of $16,585 (July 31, 2001) and $11,603 (January 31, 2001)	19,236	24,139

Other intangible assets	19,438	23,596

Deposits and other assets	831	1,061

Total assets	$126,677	$153,898

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,140	$5,990

Accrued liabilities	11,295	9,295

Acquisition consideration payable	2,000	2,000

Deferred revenue — services and other	13,008	8,122

Other current liabilities	280	373

Total current liabilities	28,723	25,780

Deferred revenue — services and other, less current portion	1,176	1,240

Other liabilities	405	563

Stockholders’ equity: Preferred stock, par value $0.001: Authorized shares — 20,000,000 No shares issued and outstanding	—	—

Common stock, par value $0.001: Authorized shares — 250,000,000 Issued and outstanding shares — 46,498,375 (July 31, 2001) and 46,044,033 (January 31, 2001)	46	46

Additional paid-in capital	354,633	354,415

Deferred compensation	(575)	(1,314)

Accumulated other comprehensive income (loss)	24	(714)

Accumulated deficit	(257,755)	(226,118)

Total stockholders’ equity	96,373	126,315

Total liabilities and stockholders’ equity	$126,677	$153,898

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2001	2000	2001	2000

Revenues:

Software licenses	$13,274	$14,099	$19,631	$66,299

Internet subscriptions	1,764	891	3,324	1,614

Professional services	2,219	2,159	4,086	4,333

Hardware	2,116	1,744	2,989	2,897

Other	94	231	94	390

Total revenues	19,467	19,124	30,124	75,533

Cost of revenues:

Software licenses	2,113	2,621	3,569	12,146

Internet subscriptions	329	445	920	750

Professional services	1,546	1,197	2,782	2,106

Hardware	1,583	1,128	2,238	2,030

Other	—	25	—	25

Total cost of revenues	5,571	5,416	9,509	17,057

Gross profit	13,896	13,708	20,615	58,476

Operating expenses:

Sales and marketing	13,906	15,636	25,870	32,640

Technology and development	6,521	6,900	13,279	12,034

General and administrative	3,220	2,197	5,240	4,427

Stock-based compensation	220	704	493	1,640

Amortization of intangible assets	4,575	3,615	9,143	6,954

Restructuring	—	1,600	—	1,600

Total operating expenses	28,442	30,652	54,025	59,295

Loss from operations	(14,546)	(16,944)	(33,410)	(819)

Interest income	723	1,763	1,810	3,316

Interest expense	(21)	(17)	(37)	(32)

Net income (loss)	$(13,844)	$(15,198)	$(31,637)	$2,465

Preferred stock dividend	—	—	—	(16,506)

Net loss attributable to common stockholders	$(13,844)	$(15,198)	$(31,637)	$(14,041)

Net loss per share:

Basic and diluted	$(0.30)	$(0.34)	$(0.68)	$(0.33)

Weighted average shares — basic and diluted	46,284	44,828	46,196	42,207

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,

	2001	2000

Operating activities:

Net income (loss)	$(31,637)	$2,465

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	1,375	772

Provision for doubtful accounts	(360)	73

Amortization of intangible assets	9,143	6,954

Amortization of deferred stock-based compensation	493	1,640

Change in deferred advertising expense	—	300

Restructuring charge, non-cash portion	—	1,600

Changes in operating assets and liabilities:

Accounts receivable	(8,992)	(2,698)

Inventory	126	2

Deferred cost of revenue	—	8,709

Deposits and other assets	1,237	(260)

Accounts payable	(3,850)	(3,150)

Deferred revenue	4,822	(44,227)

Accrued liabilities	2,000	(1,733)

Net cash flows used in operating activities	(25,643)	(29,553)

Investing activities:

Purchase of short-term investments	(8,489)	(13,946)

Maturities of short-term investments	30,759	11,692

Purchase of property and equipment	(3,649)	(1,328)

Release of restrictions on cash	2,289	—

Net cash paid for the acquisition of Edutest	—	(2,645)

Net cash paid for the acquisition of LearningPlanet.com	—	(200)

Net cash flows provided by (used in) investing activities	20,910	(6,427)

Financing activities:

Proceeds from issuance of common stock	384	114,517

Principal repayments on capital leases	(251)	(269)

Principal repayments on notes payable	—	(172)

Net cash flows provided by financing activities	133	114,076

Increase (decrease) in cash and cash equivalents	(4,600)	78,096

Cash and cash equivalents at beginning of period	45,566	5,033

Cash and cash equivalents at end of period	$40,966	$83,129

Supplemental disclosure of cash flow information:

Interest paid	$37	$32

Supplemental schedule of noncash investing and financing activities:

Deferred stock-based compensation	$(246)	$(406)

Conversion of convertible preferred stock into common stock	$—	$52

Issuance of common stock related to the acquisitions of Academic, Edutest and LearningPlanet.com	$80	$14,490

Issuance of common stock as preferred stock dividend	$—	$16,506

Additional consideration related to the acquisition of Edutest	$—	$2,000

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“Edutest” or “eduTest.com”), are together defined as “Lightspan” or the “Company” and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the Company’s operating results are expected to vary significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription Internet and Academic curricula products and services based on school calendars, budget cycles, source and timing of school districts’ funding. Operating results for the three and six months ended July 31, 2001 or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

Organization and Business Activity

     The Company was founded in 1993, incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. The Company provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in the school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. AcademicOnline 2000 is the Web-enhanced Interactive Mathematics and Interactive English product line which colleges may implement using client workstations that are located solely within an intranet, on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations. Academic.com is a complete Internet-based product offering that helps faculty create, manage and teach courses online and offers a complete suite of instructional tools, content and services. Edutest’s product, eduTest Online Assessment Center, offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students’ progress in the classroom. The results can be analyzed at the school district, the individual school and the classroom levels.

Revenue

     The Company derives its revenues from the licensing of software, Internet subscriptions, product implementation, materials, training services, customer support services and the sale of PlayStation game consoles and accessories.

     In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, the Company allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately.

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

     On February 1, 1998, Lightspan adopted the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2. Under SOP 97-2, Lightspan recognizes software license revenue when (i) an agreement has been executed or a definitive purchase order has been received; (ii) the product has been shipped or services have been performed; (iii) the fee has become fixed and determinable; (iv) the collection of the fee is considered probable; (v) the related hardware, if applicable, has been shipped, and (vi) when all titles for a given grade cluster have been delivered to its customers. In early 1998, Lightspan began providing customers with a specific list of titles which were planned to be eventually provided to the customers, as well as the projected delivery dates for these titles. Prior to April 30, 2000, Lightspan deferred the recognition of all revenue for Lightspan Achieve Now licenses, since objective fair values of individual as-yet uncompleted titles could not be determined and used to allocate the license fee to the individual titles as they were shipped.

     Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As Lightspan is not contractually obligated to provide further service after delivery of the license, Lightspan recognizes the full sales value of Academic license revenue generally upon delivery.

Internet Subscriptions

     Revenue derived from fee-based Internet subscriptions including The Lightspan Network, eduTest Online Assessment Center and Academic.com is recognized on a straight-line basis over the term of the agreement, generally one year.

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

2. Stockholders’ Equity

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three and six months ended July 31, 2001 and 2000 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive.

3. Comprehensive Income (Loss)

     Included in the Company’s cash equivalents for the year ended January 31, 2001 was an investment in short-term commercial paper of Pacific Gas and Electric, which filed for Chapter 11 bankruptcy in April 2001. Accordingly, the Company recorded an unrealized loss related to this investment in other comprehensive loss in the statement of stockholders’ equity for the year ended January 31, 2001. During April 2001, the Company’s third-party investment manager repurchased this security at par value. As a result, the Company adjusted the unrealized loss included in comprehensive income (loss) in April 2001.

     For the three months ended July 31, 2001 and 2000, comprehensive loss was $13.8 million and $15.2 million, respectively. There were no net unrealized holding gains or losses for the three months ended July 31, 2001 and 2000. For the six months ended July 31, 2001 and 2000, comprehensive income (loss) was ($30.9) million and $2.5 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the six months ended July 31, 2001 was due to net unrealized income on available-for-sale securities of $0.7 million.

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

Financial Information for Lightspan’s Segments

     The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended July 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$15,122	$4,345	$19,467

Interest income, net	702	—	702

Depreciation and amortization	648	71	719

Segment loss from operations	(11,635)	(2,911)	(14,546)

Segment assets	92,568	34,109	126,677

Other significant non cash items:

Deferred stock compensation	(70)	(1)	(71)

Amortization of deferred stock compensation	214	6	220

Amortization of intangible assets	1,580	2,995	4,575

	Three Months Ended July 31, 2000

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$15,295	$3,829	$19,124

Interest income, net	1,744	2	1,746

Depreciation and amortization	335	76	411

Restructuring charge	1,600	—	1,600

Segment loss from operations	(13,117)	(3,827)	(16,944)

Segment assets	149,535	36,102	185,637

Other significant non cash items:

Deferred stock compensation	(347)	(15)	(362)

Amortization of deferred stock compensation	686	18	704

Amortization of intangible assets	792	2,823	3,615

	Six Months Ended July 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$24,047	$6,077	$30,124

Interest income (expense), net	1,770	3	1,773

Depreciation and amortization	1,222	153	1,375

Segment loss from operations	(24,535)	(8,875)	(33,410)

Segment assets	92,568	34,109	126,677

Other significant non cash items:

Deferred stock compensation	(235)	(11)	(246)

Amortization of deferred stock compensation	477	16	493

Amortization of intangible assets	3,153	5,990	9,143

	Six Months Ended July 31, 2000

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$70,577	$4,956	$75,533

Interest income (expense), net	3,285	(1)	3,284

Depreciation and amortization	619	153	772

Restructuring charge	1,600	—	1,600

Segment income (loss) from operations	8,705	(9,524)	(819)

Segment assets	149,535	36,102	185,637

Other significant non cash items:

Deferred stock compensation	(385)	(21)	(406)

Amortization of deferred stock compensation	1,593	47	1,640

Amortization of intangible assets	1,173	5,781	6,954

5. Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS Nos. 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on February 1, 2002, and it has not yet determined the impact, if any, that this statement will have on its results of operations and financial position.

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The statement defers the effective date of SFAS No. 133, which establishes accounting and reporting standards for derivative instruments on the Company’s balance sheet at fair value. The Company adopted SFAS 133 in February 2001. As of July 31, 2001, the Company did not hold any derivative instruments or conduct any hedging activities. The adoption of SFAS Nos. 137 and 133 did not impact the Company’s financial position or results of operations.

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

     Except for the historical information contained herein, the following discussion contains forward looking statements, including statements related to our future financial performance and business trends that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas; changes in policies by regulatory agencies and educational organizations; the volatility and seasonality of our expenses and operating results; market acceptance of our curriculum based software and Internet products; management of rapid growth; risks associated with expanding our Internet business; changes in funding for public schools; technological advances and risks related thereto and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2002 and beyond to differ materially from those expressed in any forward looking statements by us, or on our behalf.

Results of Operations

     We have incurred significant losses since our inception and, as of July 31, 2001, have accumulated losses of approximately $241.2 million. We expect to continue to incur operating losses for the foreseeable future. In the six months ended July 31, 2000 we had completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and on a PC platform, resulting in the recognition in the first and second quarters of fiscal 2001 of $46.4 million and $2.0 million, respectively, of revenue previously deferred pursuant to SOP 97-2 as described below. The operating results in the first and second quarters of fiscal 2001 are not indicative of our underlying business in those quarters, and are not indicative of results that may be expected for any subsequent quarter.

Revenue

     Effective February 1, 1998, we adopted SOP 97-2, as described in Note 1 of the “Notes to Consolidated Financial Statements”, which caused a substantial change in the timing of when revenue was recognized for Lightspan Achieve Now licenses. Under SOP 97-2, we were unable to recognize any Lightspan Achieve Now license fees as revenue until we shipped the final title, which we planned to provide to all existing customers for no additional charge. Therefore, we deferred the recognition of revenue for all Lightspan Achieve Now licenses shipped in the years ended January 31, 2000 and 1999. By April 30, 2000, we had completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and grade cluster K through 2 used on a PC platform, resulting in the recognition in the first quarter of fiscal 2001 of $46.4 million of revenue previously deferred. By July 31, 2000, we had completed and shipped all remaining Lightspan Achieve Now titles used on a PC platform, resulting in the recognition in the second quarter of fiscal 2001 of the remaining $2.0 million of revenue previously deferred. Subsequent to July 31, 2000, we did not defer revenue relating to Lightspan Achieve Now licenses that were shipped as we had completed the development of all Lightspan Achieve Now titles.

     To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the three and six months ended July 31, 2000, we recognized $0.4 million and $8.8 million, respectively in cost of license revenue when we recognized the related $2.0 million and $48.5 million, respectively, in revenue.

     The following table summarizes the activity in software license revenue and associated cost of license revenue deferred pursuant to SOP 97-2 for the three and six months ended July 31, 2000 (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2000	July 31, 2000

Deferred license revenue- Lightspan Achieve Now

Beginning balance	$2,048	$48,110

Deferred during the period	—	384

Recognized during the period	(2,048)	(48,494)

Ending balance	$0	$0

Deferred cost of license revenue- Lightspan Achieve Now

Beginning balance	$371	$8,709

Deferred during the period	—	70

Recognized during the period	(371)	(8,779)

Ending balance	$0	$0

Comparison of Three and Six Months Ended July 31, 2001 and 2000

Revenues

     We generate revenues from fees from the sale of software licenses, Internet subscriptions, professional services and hardware. Our total revenues increased 2 percent to $19.5 million in the three months ended July 31, 2001 from $19.1 million in the three months ended July 31, 2000 primarily due to the increase in Internet subscription revenue relating to our increased subscriber base, partially offset by the recognition in the three months ended July 31, 2000 of $2.0 million in previously deferred software license revenue, as described in “Revenue” above. Our total revenues decreased 60 percent to $30.1 million in the six months ended July 31, 2001 from $75.5 million in the six months ended July 31, 2000 primarily due to the recognition in the six months ended July 31, 2000 of $48.1 million in previously deferred software license revenue, as described in “Revenue” above.

     Software Licenses. Our software license revenues decreased $0.8 million to $13.3 million in the three months ended July 31, 2001 from $14.1 million in the three months ended July 31, 2000 primarily due to the recognition of $2.0 million in Lightspan Achieve Now revenue previously deferred (see “Revenue” above), partially offset by an increase in Lightspan Achieve Now licenses sold. Our software license revenues decreased $46.7 million to $19.6 million in the six months ended July 31, 2001 from $66.3 million in the six months ended July 31, 2000 primarily due to the recognition of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, as described in “Revenue” above.

     Internet Subscriptions. Our Internet subscription revenues increased 98 percent to $1.8 million in the three months ended July 31, 2001 from $0.9 million in the three months ended July 31, 2000 and increased 106 percent to $3.3 million in the six months ended July 31, 2001 from $1.6 million in the six months ended July 31, 2000 primarily due to an increase in the base of customers subscribing to our fee-based Internet subscription products. Customers subscribing to our Internet subscription products, The Lightspan Network and eduTest.com, increased 31 percent to approximately 3,300 at July 31, 2001 from approximately 2,500 at July 31, 2000.

     Professional Services. Our professional service revenues remained relatively consistent for the three months ended July 31, 2001 compared to the three months ended July 31, 2000, and decreased 6 percent to $4.1 million in the six months ended July 31, 2001 from $4.3 million in the six months ended July 31, 2000 primarily due to a decrease in the billable hours for professional services in the first quarter of fiscal 2002.

     Hardware. Our hardware revenues increased 21 percent to $2.1 million in the three months ended July 31, 2001 from $1.7 million in the three months ended July 31, 2000 and increased 3 percent to $3.0 million in the six months ended July 31, 2001 from $2.9 million in the six months ended July 31, 2000 primarily due to an increase in the sale of PlayStation game consoles and related hardware components sold with our Lightspan Achieve Now licenses.

Cost of Revenues

     Our total cost of revenues increased 3 percent to $5.6 million for the three months ended July 31, 2001 from $5.4 million for the three months ended July 31, 2000, corresponding to the increase in total revenues. For the six months ended July 31, 2001, total cost of revenues decreased 44 percent to $9.5 million from $17.1 million for the six months ended July 31, 2000 due primarily to an $8.6 million decrease in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, as described in “Revenue” above. Gross margin as a percentage of total revenues decreased 1 percentage point to 71 percent in the three months ended July 31, 2001 from 72 percent in the three months ended July 31, 2000 and decreased 9 percentage points to 68 percent in the six months ended July 31, 2001 from 77 percent in the six months ended July 31, 2000 primarily due to the higher gross margin on revenues derived from sales of Lightspan Achieve Now licenses, which were entirely deferred for fiscal years 2000 and 1999 and recognized in the six months ended July 31, 2000.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 11 percent to $13.9 million for the three months ended July 31, 2001 from $15.6 million for the three months ended July 31, 2000 and decreased 21 percent to $25.9 million for the six months ended July 31, 2001 from $32.6 million for the six months ended July 31, 2000. This was primarily due to a decrease in promotional activities connected to the launch of Lightspan.com in the first quarter of fiscal 2001, and a refocus of our sales and marketing efforts toward fee-based subscription Internet products from our free Internet products.

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

     Technology and Development. Our technology and development expenses decreased 5 percent to $6.5 million for the three months ended July 31, 2001 from $6.9 million for the three months ended July 31, 2000 due to our refocus toward subscription based Internet products from the design of free Internet products, and increased 10 percent to $13.3 million for the six months ended July 31, 2001 from $12.0 million for the six months ended July 31, 2000 primarily due to the inclusion of additional subscription-based Internet development expenses associated with eduTest.com, which we acquired in the second quarter of fiscal 2001.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription Internet products including The Lightspan Network, eduTest.com and Academic Internet products, which we expense as incurred. We believe that continued investment in fee-based subscription Internet product development is critical to attaining our strategic objectives.

     General and Administrative. Our general and administrative expenses increased $1.0 million or 47 percent to $3.2 million for the three months ended July 31, 2001 from $2.2 million for the three months ended July 31, 2000 and increased $0.8 million or 18 percent to $5.2 million for the six months ended July 31, 2001 from $4.4 million for the six months ended July 31, 2000 primarily due to a net increase in our accounts receivable reserve relating to our increased sales and certain severance accruals relating to staff reductions.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses. We expect that general and administrative expenses may increase as our business expands.

     Stock-Based Compensation. Stock-based compensation expense was $0.2 million and $0.7 million for the three months ended July 31, 2001 and 2000, respectively, and $0.5 million and $1.6 million for the six months ended July 31, 2001 and 2000, respectively, as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. As of July 31, 2001, there was approximately $0.6 million to be amortized in future periods.

     Amortization of Intangible Assets. We recorded intangible assets related to our acquisitions in prior periods totaling an aggregate of approximately $69.0 million, including goodwill of $35.8 million, and amortize them over their respective useful lives, ranging from three to ten years. Amortization expense of goodwill and intangible assets increased to $4.6 million and $9.1 million for the three and six months ended July 31, 2001, respectively from

$3.6 million and $7.0 million for the three and six months ended July 31, 2000, respectively, due to the amortization expense relating to the purchase of Edutest in July 2000. See Note 5 above.

     Interest Income (Expense). Our net interest income decreased 60 percent to $0.7 million for the three months ended July 31, 2001 from $1.7 million for the three months ended July 31, 2000 and decreased 46 percent to $1.8 million for the six months ended July 31, 2001 from $3.3 million for the six months ended July 31, 2000 as a result of lower cash balances.

Liquidity and Capital Resources

     From inception through July 2001, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. At July 31, 2001, we had $41.0 million of cash and cash equivalents, $11.1 million in short-term investments and $2.5 million in restricted cash for a total of $54.6 million. The expansion of our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future.

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

     Net cash used in operating activities decreased $3.9 million in the six months ended July 31, 2001 as compared to the six months ended July 31, 2000 primarily due the decrease in sales and marketing expenses relating to our refocus toward subscription based Internet products from our free Internet products and services offset in part of by our continued development of our fee-based subscription Internet products and services. Net cash provided by investing activities increased $27.3 million in the six months ended July 31, 2001 as compared to the six months ended July 31, 2000 primarily due to an increase in the maturities of our short-term investments used for operations. Net cash provided by financing activities decreased $113.9 million in the six months ended July 31, 2001 as compared to the six months ended July 31, 2000 primarily due to the receipt of net proceeds related to our initial public offering, underwriter’s exercise of their overallotment option and private placements in the first quarter of fiscal 2001.

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

     As of July 31, 2001, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at July 31, 2001. Declines in interest rates over time will, however, reduce our interest income.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     None.

     Use of Proceeds

     The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company’s common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray Inc. and Thomas Weisel Partners LLC. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were $88.8 million. From the time of receipt through July 31, 2001, $2.6 million were used to purchase Edutest and the remaining proceeds were used primarily to fund operations or invested in short-term, interest-bearing securities rated AA or better.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 28, 2001.

     At the meeting, the following nominees were elected as directors to hold office until the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Against

Carl E. Zeiger	36,813,004	105,138

John E. Kole	36,808,489	109,653

     Also at the meeting, the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2002 was ratified. The voting for the proposal was as follows:

     For- 36,880,346
     Against- 31,873
     Abstain- 5,923

There were no other proposals.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Current Reports on Form 8-K

     We did not file any current reports on Form 8-K for the quarter ended July 31, 2001.

(b) Exhibits

Footnote	Exhibit
Number	Number	Description

(1)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.

(2)	3.2	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 and 3.2.

(2)	4.2	Specimen Stock Certificate.

(1)	Filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, or amendments thereto, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of September, 2001.

Lightspan, Inc.

By:	/s/ MICHAEL A. SICURO

September 14, 2001	Michael A. Sicuro, Chief Financial Officer