Form 10-Q
period 2001-10-31
LIGHTSPAN INC
filed 2001-12-17
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-29347

Lightspan, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0585210 (I.R.S. Employer Identification No.)

10140 Campus Point Drive San Diego, California (Address of principal executive office)	92121-1520 (Zip Code)

(858) 824-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

Number of shares of registrant’s common stock outstanding as of November 30, 2001: 46,533,844

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31,	January 31,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,996	$45,566
Short-term investments	9,730	32,683
Accounts receivable, less allowance for doubtful accounts of $932 (October 31, 2001) and $573 (January 31, 2001)	10,017	11,253
Finished goods inventory	2,972	2,567
Other current assets	1,580	2,379
Restricted cash	826	1,115

Total current assets	69,121	95,563
Restricted cash	827	3,653
Property and equipment, net	7,415	5,886
Goodwill, net of accumulated amortization of $19,085 (October 31, 2001) and $11,603 (January 31, 2001)	16,738	24,139
Other intangible assets, net of accumulated amortization of $15,842 (October 31, 2001) and $9,604 (January 31, 2001)	17,358	23,596
Deposits and other assets	780	1,061

Total assets	$112,239	$153,898

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,834	$5,990
Accrued liabilities	11,309	9,295
Acquisition consideration payable	2,000	2,000
Deferred revenue	11,670	8,122
Other current liabilities	240	373

Total current liabilities	31,053	25,780
Deferred revenue, less current portion	1,402	1,240
Other liabilities	338	563
Stockholders’ equity:
Preferred stock, par value $0.001:
Authorized shares — 20,000
No shares issued and outstanding	—	—
Common stock, par value $0.001:
Authorized shares — 250,000
Issued and outstanding shares — 46,509 (October 31, 2001) and 46,044 (January 31, 2001)	47	46
Additional paid-in capital	354,616	354,415
Deferred compensation	(408)	(1,314)
Accumulated other comprehensive income (loss)	16	(714)
Accumulated deficit	(274,825)	(226,118)

Total stockholders’ equity	79,446	126,315

Total liabilities and stockholders’ equity	$112,239	$153,898

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2001	2000	2001	2000

Revenues:
Software licenses	$7,231	$6,011	$26,862	$72,310
Internet subscriptions	2,287	1,465	5,611	3,079
Professional services	2,754	2,467	6,840	6,800
Hardware and other	1,082	1,162	4,165	4,449

Total revenues	13,354	11,105	43,478	86,638
Cost of revenues:
Software licenses	1,634	1,149	5,203	13,295
Internet subscriptions	514	374	1,434	1,124
Professional services	1,312	1,281	4,094	3,387
Hardware and other	837	714	3,075	2,769

Total cost of revenues	4,297	3,518	13,806	20,575

Gross profit	9,057	7,587	29,672	66,063
Operating expenses:
Sales and marketing	11,911	11,355	37,781	43,995
Technology and development	6,015	6,246	19,294	18,280
General and administrative	3,923	2,807	9,163	7,234
Stock-based compensation	142	378	635	2,018
Amortization of intangible assets	4,577	4,521	13,720	11,475
Restructuring	—	—	—	1,600

Total operating expenses	26,568	25,307	80,593	84,602

Loss from operations	(17,511)	(17,720)	(50,921)	(18,539)
Interest income	475	1,622	2,285	4,938
Interest expense	(34)	(53)	(71)	(85)

Net loss	$(17,070)	$(16,151)	$(48,707)	$(13,686)
Preferred stock dividend	—	—	—	(16,506)

Net loss attributable to common stockholders	$(17,070)	$(16,151)	$(48,707)	$(30,192)

Net loss per share:
Basic and diluted	$(0.37)	$(0.35)	$(1.05)	$(0.70)

Weighted average shares — basic and diluted	46,503	45,704	46,299	43,404

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,

	2001	2000

Operating activities:
Net loss	$(48,707)	$(13,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,230	1,230
Provision for doubtful accounts	359	313
Amortization of intangible assets	13,720	11,475
Amortization of deferred stock-based compensation	635	2,018
Change in deferred advertising expense	—	400
Restructuring charge, non-cash portion	—	1,038
Changes in operating assets and liabilities:
Accounts receivable	877	4,573
Inventory	(405)	(1,381)
Deferred cost of revenue	—	8,709
Deposits and other assets	1,080	(516)
Accounts payable	(156)	(877)
Deferred revenue	3,710	(45,497)
Accrued liabilities	2,014	(3,750)

Net cash flows used in operating activities	(24,643)	(35,951)
Investing activities:
Purchase of short-term investments	(8,489)	(21,085)
Maturities of short-term investments	32,172	11,912
Purchase of property and equipment	(3,760)	(2,067)
Release of restrictions on cash	3,115	—
Net cash paid for the acquisition of eduTest	—	(2,645)
Net cash paid for the acquisition of LearningPlanet.com	—	(200)

Net cash flows provided by (used in) investing activities	23,038	(14,085)
Financing activities:
Proceeds from issuance of common stock	393	114,740
Principal repayments on capital leases	(358)	(369)
Principal repayments on notes payable	—	(172)

Net cash flows provided by financing activities	35	114,199

Increase (decrease) in cash and cash equivalents	(1,570)	64,163
Cash and cash equivalents at beginning of period	45,566	5,033

Cash and cash equivalents at end of period	$43,996	$69,196

Supplemental disclosure of cash flow information:
Interest paid	$71	$85

Supplemental schedule of noncash investing and financing activities:
Deferred stock-based compensation	$(271)	$(1,096)

Conversion of convertible preferred stock into common stock	$—	$52

Issuance of common stock related to the acquisitions of Academic, eduTest and LearningPlanet.com	$80	$14,490

Issuance of common stock as preferred stock dividend	$—	$16,506

Additional consideration related to the acquisition of eduTest	$—	$2,000

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“eduTest” or “eduTest.com”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the operating results for Lightspan, Inc., Academic and eduTest (collectively “Lightspan” or the “Company”) have varied significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription Internet and Academic curricula products and services based on school calendars, budget cycles, the sources and timing of school districts’ funding. The Company’s operating results are expected to continue to vary significantly from quarter to quarter as a result of the same influences. Operating results for the three and nine months ended October 31, 2001, or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2002. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

Organization and Business Activity

     The Company was founded in 1993, as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. The Company provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in the school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. AcademicOnline 2000 is the Web-enhanced Interactive Mathematics and Interactive English product line which colleges may implement using client workstations that are located solely within an intranet, on the Internet (a distance learning configuration), or with a combination of intranet and Internet-based workstations. Academic.com is a complete Internet-based product offering that helps faculty create, manage and teach courses online and offers a complete suite of instructional tools, content and services. EduTest’s product, eduTest Online Assessment Center, offers a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students’ progress in the classroom. The results can be analyzed at the school district, the individual school and the classroom levels.

Revenue

     The Company derives its revenues from the licensing of software, Internet subscriptions, product implementation, materials, training services, customer support services and the sale of PlayStation game consoles and accessories.

     In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, the Company allocates the total revenue to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately.

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

Internet Subscriptions

     Revenue derived from fee-based Internet subscriptions including The Lightspan Network, eduTest Online Assessment Center and Academic.com is recognized on a straight-line basis over the term of the agreement, generally one year. Fees charged for building routine interfaces with fee-based Internet subscriptions are treated as service elements and recognized in accordance with standard implementation plans that Lightspan establishes for its customers.

Professional Services

     Revenue derived from professional services, including product implementation and customer training provided by the professional development organization, is recognized as the services are performed in accordance with the standard implementation, training, service, and evaluation plans that Lightspan establishes for its customers. Revenue derived from technical services that include adding specific content to Web sites is recognized upon customer acceptance of agreed upon deliverables. Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the term of the support and maintenance period, generally one year.

Hardware

     Hardware revenue derived from the sale of PlayStation game consoles and related accessories is recognized upon shipment of the console and the related software product.

Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with the current period presentation.

2. Stockholders’ Equity

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three and nine months ended October 31, 2001 and 2000 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive.

3. Comprehensive Income (Loss)

     Included in the Company’s cash equivalents for the year ended January 31, 2001 was an investment in short-term commercial paper of Pacific Gas and Electric, which filed for Chapter 11 bankruptcy in April 2001. Accordingly, the Company recorded an unrealized loss related to this investment in other comprehensive loss in the statement of stockholders’ equity for the year ended January 31, 2001. During April 2001, the Company’s third-party investment manager repurchased this security at par value. As a result, the Company revised the unrealized loss included in comprehensive income (loss) in April 2001.

     For the three months ended October 31, 2001 and 2000, comprehensive loss was $17.1 million and $16.1 million, respectively. There were no net unrealized holding gains or losses for the three months ended October 31, 2001 and 2000. For the nine months ended October 31, 2001 and 2000, comprehensive loss was $48.0 million and $13.7 million, respectively. The difference between net loss and comprehensive loss for the nine months ended October 31, 2001 was due to net unrealized income on available-for-sale securities of $0.7 million.

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

Financial Information for Lightspan’s Segments

     The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended October 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$11,853	$1,501	$13,354
Interest income, net	441	—	441
Depreciation and amortization	746	109	855
Segment loss from operations	(11,934)	(5,577)	(17,511)
Segment assets	83,672	28,567	112,239
Other significant non cash items:
Deferred stock compensation	(25)	—	(25)
Amortization of deferred stock compensation	137	5	142
Amortization of intangible assets	1,582	2,995	4,577

	Three Months Ended October 31, 2000

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$9,417	$1,688	$11,105
Interest income, net	1,569	—	1,569
Depreciation and amortization	351	107	458
Segment loss from operations	(11,922)	(5,798)	(17,720)
Segment assets	138,533	29,975	168,508
Other significant non cash items:
Deferred stock compensation	(665)	(25)	(690)
Amortization of deferred stock compensation	374	4	378
Amortization of intangible assets	1,607	2,914	4,521

	Nine Months Ended October 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$35,900	$7,578	$43,478
Interest income, net	2,211	3	2,214
Depreciation and amortization	1,968	262	2,230
Segment loss from operations	(36,469)	(14,452)	(50,921)
Segment assets	83,672	28,567	112,239
Other significant non cash items:
Deferred stock compensation	(260)	(11)	(271)
Amortization of deferred stock compensation	614	21	635
Amortization of intangible assets	4,735	8,985	13,720

	Nine Months Ended October 31, 2000

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$79,994	$6,644	$86,638
Interest income (expense), net	4,854	(1)	4,853
Depreciation and amortization	970	260	1,230
Restructuring charge	1,600	—	1,600
Segment loss from operations	(3,217)	(15,322)	(18,539)
Segment assets	138,533	29,975	168,508
Other significant non cash items:
Deferred stock compensation	(1,050)	(46)	(1,096)
Amortization of deferred stock compensation	1,968	50	2,018
Amortization of intangible assets	2,780	8,695	11,475

5. Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations and it requires business combinations in the scope of this statement to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other acquired assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of this statement, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be assessed for impairment at least annually using fair-value-based tests. This statement becomes effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of this statement and, while the Company is not aware of any impairment charges, an analysis will be done upon adoption of this statement to determine if an impairment charge is necessary. As such, the Company has not yet determined the effect SFAS No. 142 will have on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This statement becomes effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not currently expected to have a material impact on our results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. This statement becomes effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company believes that the implementation of this standard will not have a material effect on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results

     Statements in this document, other than the statements of historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as “will”, “may”, “might”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “predict”, “project”, “estimate”, “potential”, “continue”, and similar expressions. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. These risks and factors include those discussed below under the headings “Liquidity and Capital Resources” and “Risks and Uncertainties.” You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. You are urged to carefully review and consider the various disclosures in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof.

     The following should be read in conjunction with our consolidated financial statements and notes to these consolidated financial statements.

Results of Operations

     We have incurred significant losses since our inception and, as of October 31, 2001, have accumulated losses of approximately $258.3 million. We expect to continue to incur operating losses for the foreseeable future. In the nine months ended October 31, 2000 we had completed and shipped all Lightspan Achieve Now titles in all grade clusters used on the PlayStation game console and on a PC platform, resulting in the recognition in the first and second quarters of fiscal 2001 of $46.4 million and $2.0 million, respectively, of revenue previously deferred pursuant to SOP 97-2 as described below. The operating results in the first and second quarters of fiscal 2001 are not indicative of our underlying business in those quarters, and are not indicative of results that may be expected for any subsequent quarter.

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

     To the extent that we deferred the Lightspan Achieve Now license revenue until delivery of final titles, pursuant to SOP 97-2, we also deferred the costs of duplicating the product and packaging it for distribution. In the nine months ended October 31, 2000, we recognized $8.8 million in cost of license revenue when we recognized the related $48.5 million in revenue.

     The following table summarizes the activity in software license revenue and associated cost of license revenue deferred pursuant to SOP 97-2 for the nine months ended October 31, 2000 (in thousands):

Nine Months Ended
October 31, 2000

Deferred license revenue - Lightspan Achieve Now
Beginning balance	$48,110
Deferred during the period	384
Recognized during the period	(48,494)

Ending balance	$—

Deferred cost of license revenue - Lightspan Achieve Now
Beginning balance	$8,709
Deferred during the period	70
Recognized during the period	(8,779)

Ending balance	$—

Comparison of Three and Nine Months Ended October 31, 2001 and 2000

Revenues

     We generate revenues from fees from the sale of software licenses, Internet subscriptions, professional services and hardware. Our total revenues increased 20 percent to $13.4 million in the three months ended October 31, 2001 from $11.1 million in the three months ended October 31, 2000 primarily due to the increase in software licenses revenue from selling more licenses and the increase in Internet subscription revenue relating to our increased subscriber base. Our total revenues decreased 50 percent to $43.5 million in the nine months ended October 31, 2001 from $86.6 million in the nine months ended October 31, 2000 primarily due to the recognition in the nine months ended October 31, 2000 of $48.1 million in previously deferred software license revenue, as described in “Revenue” above.

     Software Licenses. Our software license revenues increased 20 percent to $7.2 million in the three months ended October 31, 2001 from $6.0 million in the three months ended October 31, 2000 primarily due to an increase in Lightspan Achieve Now licenses sold. Our software license revenues decreased 63 percent to $26.9 million in the nine months ended October 31, 2001 from $72.3 million in the nine months ended October 31, 2000 primarily due to the recognition of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, as described in “Revenue” above.

     Internet Subscriptions. Our Internet subscription revenues increased 56 percent to $2.3 million in the three months ended October 31, 2001 from $1.5 million in the three months ended October 31, 2000 and increased 82 percent to $5.6 million in the nine months ended October 31, 2001 from $3.1 million in the nine months ended October 31, 2000 primarily due to an increase in the base of customers subscribing to our fee-based Internet subscription products. Customers subscribing to our Internet subscription products, The Lightspan Network and eduTest.com, increased 27 percent to approximately 3,400 at October 31, 2001 from approximately 2,700 at October 31, 2000.

     Professional Services. Our professional service revenues increased 12 percent to $2.8 million in the three months ended October 31, 2001 from $2.5 million in the three months ended October 31, 2000 primarily due to the increase in the billable hours for professional services. Our professional service revenues reflect no significant change for the nine months ended October 31, 2001 compared to the nine months ended October 31, 2000.

Cost of Revenues

     Our total cost of revenues increased 22 percent to $4.3 million for the three months ended October 31, 2001 from $3.5 million for the three months ended October 31, 2000, corresponding to the increase in total revenues. For the nine months ended October 31, 2001, total cost of revenues decreased 33 percent to $13.8 million from $20.6 million for the nine months ended October 31, 2000 due primarily to an $8.6 million decrease in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, as described in “Revenue” above. For the three months ended October 31, 2001 and 2000, gross margin as a percentage of total revenues was 68 percent. Gross margin as a percentage of total revenues decreased 8 percentage points to 68 percent in the nine months ended October 31, 2001 from 76 percent in the nine months ended October 31, 2000 primarily due to the higher gross margin on revenues derived from sales of Lightspan Achieve Now licenses, which were entirely deferred for fiscal years 2000 and 1999 and recognized in the first two quarters of the nine months ended October 31, 2000.

Expenses

     Sales and Marketing. Our sales and marketing expenses increased 5 percent to $11.9 million for the three months ended October 31, 2001 from $11.4 million for the three months ended October 31, 2000 primarily due to the increase in commissions from the increase in sales. Our sales and marketing expenses decreased 14 percent to $37.8 million for the nine months ended October 31, 2001 from $44.0 million for the nine months ended October 31, 2000 primarily due to a decrease in promotional activities connected to the launch of Lightspan.com in the first quarter of 2000 and a refocus of our sales and marketing efforts toward fee-based subscription Internet products and away from our free Internet products.

     Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We continue to pursue marketing campaigns designed to attract new customers, retain and increase sales to current customers and broaden the markets for our Lightspan Achieve Now curriculum, fee-based subscription Internet products, and Academic products.

     Technology and Development. Our technology and development expenses decreased 4 percent to $6.0 million for the three months ended October 31, 2001 from $6.2 million for the three months ended October 31, 2000 due to our continued refocus toward subscription based Internet products and away from the design of free Internet products. Technology and development expenses increased 6 percent to $19.3 million for the nine months ended October 31, 2001 from $18.3 million for the nine months ended October 31, 2000 primarily due to increased development expenses associated with our fee-based Internet products.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription Internet products including The Lightspan Network, eduTest.com and Academic Internet products, which we expense as incurred.

     General and Administrative. Our general and administrative expenses increased 40 percent to $3.9 million for the three months ended October 31, 2001 from $2.8 million for the three months ended October 31, 2000 and increased 27 percent to $9.1 million for the nine months ended October 31, 2001 from $7.2 million for the nine months ended October 31, 2000 primarily due to certain non-recurring severance accruals relating to staff reductions and increased professional service fees.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Stock-Based Compensation. Stock-based compensation expense was $0.1 million and $0.4 million for the three months ended October 31, 2001 and 2000, respectively, and $0.6 million and $2.0 million for the nine months ended October 31, 2001 and 2000, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. As of October 31, 2001, there was approximately $0.4 million to be amortized in future periods.

     Amortization of Intangible Assets. We recorded intangible assets related to our acquisitions in prior periods totaling an aggregate of approximately $69.0 million, including goodwill of $35.8 million and amortize them over their respective useful lives, ranging from three to ten years. Amortization expense of goodwill and intangible assets increased to $13.7 million for the nine months ended October 31, 2001 from $11.5 million for the nine months ended October 31, 2000, due to the amortization expense relating to the purchase of eduTest in July 2000. See note 5 to our consolidated financial statements for a discussion of changes we will make in accounting for goodwill and intangible assets.

     Interest Income (Expense). Our net interest income decreased 72 percent to $0.4 million for the three months ended October 31, 2001 from $1.6 million for the three months ended October 31, 2000 and decreased 54 percent to $2.2 million for the nine months ended October 31, 2001 from $4.9 million for the nine months ended October 31, 2000 as a result of lower cash balances and a reduction in the market yield on such investments.

Liquidity and Capital Resources

     From inception through October 2001, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. At October 31, 2001, we had $44.0 million of cash and cash equivalents, $9.7 million in short-term investments and $1.7 million in restricted cash for a total of $55.4 million. The expansion of our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and expect to continue to incur losses for the foreseeable future.

     Our working capital has fluctuated significantly since our inception. This is due to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on our product offerings, as well as receipt of cash from our preferred stock financings, initial public offering, private placements and other equity offerings. We expect our working capital requirements and cash position to fluctuate significantly from period to period for the foreseeable future.

     Net cash used in operating activities decreased $11.3 million in the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 primarily due the decrease in sales and marketing expenses relating to our refocus toward subscription based Internet products from our free Internet products and services and our continued efforts to decrease our operating costs offset in part of by our continued development of our fee-based subscription Internet products and services. Net cash provided by investing activities increased $37.1 million in the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 primarily due to an increase in the maturities of our short-term investments used to fund operations. Net cash provided by financing activities decreased $114.2 million in the nine months ended October 31, 2001 as compared to the nine months ended October 31, 2000 primarily due to the receipt of net proceeds related to our initial public offering, underwriter’s exercise of their overallotment option and private placements in the first quarter of fiscal 2001.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting our products. We expect to devote capital resources in connection with, marketing, promotional activities, maintaining and selling our existing products and services, and continued development, expansion and maintenance of our existing software and Internet product offerings and content.

     As of October 31, 2001, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

Risks and Uncertainties

     Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. Our business, financial condition or results of operations may be seriously harmed by any of these risks. You should carefully read these risks and uncertainties in evaluating our business.

We have a limited operating history that makes an evaluation of our business difficult.

     We began selling our Lightspan Achieve Now educational software in January 1996 and entered the Internet market by launching The Lightspan Network in January 1997 and through our purchase of eduTest in July 2000. Academic began selling its educational software in April 1994. Since early 1999, we have significantly increased our efforts to expand our fee-based subscription Internet businesses. As a result, our businesses have only a limited operating history on which you can base your evaluation of our business and prospects.

Our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or security analysts, the market price of our common stock would likely decline.

     Our quarterly results have fluctuated significantly since our inception for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-three quarters ended October 31, 2001. In addition, in fiscal years 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2002 or for any future years.

     We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles, and the sources and timing of school districts’ funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. In addition, the tragedies of September 11 have caused school districts to carefully balance their focus on academics with concerns about health and security. If a significant sale that we expect to occur in a particular quarter is delayed and does not occur until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based subscription Internet efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based subscription Internet products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

We expect net losses to continue for the foreseeable future and may never achieve or sustain profitability, which may cause our stock price to fall.

     Since our inception, we have incurred significant losses. As of October 31, 2001 we have accumulated net losses of $258.3 million. We incurred net losses of $32.1 million for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000, $55.7 million in net losses for the fiscal year ended January 31, 2000 and $33.6 million in net losses for the fiscal year ended January 31, 1999. We expect our operating losses and negative cash flow to continue for the foreseeable future as we incur costs and expenses related to:

•	marketing and promotional activities;

•	continued development, expansion and maintenance of our existing software and Internet product offerings and content; and

•	amortization of intangible assets and goodwill recorded in connection with our acquisitions of eduTest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb.

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

     We derive a substantial portion of our revenues from public school funding, which is heavily dependent on support from federal, state and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or colleges, for example a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act of 1965, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services. Funding difficulties experienced by schools or colleges could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers. The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems could slow this type of investment.

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

     We expect to continue to generate a substantial portion of our revenues from our curriculum-based educational software products such as Lightspan Achieve Now software licenses, and will need to increase these revenues in order to more effectively grow other areas of our business. Revenues from licenses will depend principally on broadening market acceptance of that software, which may not occur due to a number of factors, including:

•	teacher, parent and student preferences for interactive educational technology are subject to changes in popular entertainment and educational theory;

•	some teachers may be reluctant to use interactive educational technology to supplement their customary teaching practices;

•	we may be unable to continue to demonstrate improvements in academic performance at schools or colleges that use our educational software; and

•	our failure to detect bugs in our software could result in product failures or poor product performance.

     If market acceptance of our curriculum-based educational software is not broadened, our future revenue growth may be adversely impacted and we may never become profitable.

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

     To achieve our operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based subscription Internet business. Our ability to increase revenues from our fee-based subscription Internet business depends on:

•	our ability to increase the subscriber base of our fee-based subscription Internet products while maintaining a subscription fee; and

•	improvement of the accessibility and ease of use of our Web sites.

     The future success of our fee-based subscription Internet business is highly dependent on an increase in the number of Internet users who are willing to subscribe to The Lightspan Network, eduTest.com and Academic.com subscription products. The number of Internet users willing to pay for online educational products may not continue to increase. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

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

     We rely heavily on statistical studies to demonstrate that our curriculum-based educational software increase student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

•	the limited sample sizes used in our studies may yield results that are not representative of the general population of students who use our products;

•	the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants and inaccurate or incomplete responses could distort results; and

•	schools studying the effectiveness of our Lightspan Achieve Now curriculum administer different tests, and colleges and universities studying the effectiveness of our Academic Systems curriculum apply different methodologies and data collection techniques, making results difficult to aggregate and compare.

     We are involved in the Lightspan Achieve Now studies in the following ways:

•	we facilitate the collection and analysis of data for these studies; and

•	we select and pay researchers to aggregate and present the results of these studies and, in some cases, to conduct the studies.

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

     Our competitors include:

•	comprehensive curriculum software publishers which offer various school-based computer-based learning systems;

•	“edutainment” software vendors, which principally target the consumer market but also sell to schools;

•	education-oriented Internet services and the educational segments of general on-line service providers;

•	distance learning providers; and

•	programs that take over management of the school or provide substantial tutoring help.

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

     If the number of Internet users continues to increase, and as these users increase their frequency of use and bandwidth requirements, the Internet infrastructure may be unable to support the demands. In addition, increased users or bandwidth requirements may adversely impact the performance of the Internet.

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

     Our success depends on the continued contributions of the principal members of our sales and marketing, product development, Internet services, and management departments. The loss of the services of any of our officers or senior managers could disrupt operations in their respective departments and could cause our overall financial results to be adversely impacted. In the past we have experienced greater than average turnover among our senior management. We do not maintain any “key person” life insurance policies other than on John T. Kernan, our Chairman and Chief Executive Officer, and Carl E. Zeiger, our President and Chief Operating Officer.

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

     Our intellectual property includes our trademarks and copyrights, proprietary software, characters and other proprietary rights. We believe that our intellectual property is important to our success and our competitive position, and we try to protect it. However, our efforts may be inadequate. In addition, our ability to conduct our business may be adversely impacted if others claim we violate their intellectual property rights. If successful, claims of this nature could adversely impact our business by requiring us to cease using important intellectual property or pay monetary damages. Even if unsuccessful, these claims could adversely impact our business by damaging our reputation, requiring us to incur legal costs and diverting management’s attention away from our business.

Our stock price is highly volatile.

     The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this section of the Form 10-Q, as well as other factors, including:

•	conditions and publicity regarding the Internet or educational software industries generally;

•	sales of substantial amounts of our stock by existing stockholders;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•	comments by securities analysts, or our failure to meet analysts’ expectations.

     Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, class action lawsuits have historically been initiated against Internet and software companies following periods of volatility in the market prices of these companies’ stock. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make potential acquisitions of assets or businesses. If litigation were instituted on this basis, it could result in substantial costs and would divert management’s attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and major stockholders control approximately 45% of our common stock.

     As of October 31, 2001, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 45% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

     Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions:

•	authorize us to issue preferred stock that can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of common stock;

•	provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

•	prohibit stockholder action by written consent; and

•	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at October 31, 2001. Declines in interest rates over time will, however, reduce our interest income.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

     None.

     Use of Proceeds

     The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company’s common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray Inc. and Thomas Weisel Partners LLC. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were $88.8 million. From the time of receipt through October 31, 2001, $2.6 million were used to purchase eduTest and the remaining proceeds were used primarily to fund operations or invested in short-term, interest-bearing securities rated AA or better.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Current Reports on Form 8-K

     We did not file any current reports on Form 8-K for the quarter ended October 31, 2001.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 2001.

Lightspan, Inc.

By:	/s/ MICHAEL A. SICURO

December 14, 2001	Michael A. Sicuro, Chief Financial Officer