Form 10-K
period 2002-01-31
LIGHTSPAN INC
filed 2002-04-30
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2002

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

Common Stock
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of March 31, 2002, the aggregate market value of registrant’s voting and non-voting stock held by non-affiliates, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq National Market, was approximately $22.7 million. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of March 31, 2002 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

Number of shares of registrant’s common stock outstanding as of March 31, 2002: 47,044,407

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

Lightspan, Inc.
2002 Annual Report on Form 10-K

The following are trademarks or service marks of Lightspan, Inc.:

• Academic.com	• Learning Search	• The Lightspan Network®
• AcademicOnline 2000	• Lightspan	• Lightspan Partnership
• Academic Systems	• Lightspan.com	• Lightspan Reading Center
• Desktop Professional Development	• Lightspan Achieve Now	• School Focus
• Ed-mail®	• Lightspan Achieve Now Online	• StudyWeb®
• eduTest.com	• Lightspan Adventures	• Your Class Online
• Family Focus	• Lightspan Assessment Builder	• Your School Online
• Global Schoolhouse®	• Lightspan Early Reading Program
• LearningPlanet.com	• Lightspan eduTest Assessment

     All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their holders.

PART I

Item 1. Business

     In addition to historical information, the discussion in this Annual Report on Form 10-K contains forward-looking statements including statements relating to our future financial performance and operations. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those stated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections in this Annual Report entitled “Competition”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in any other documents incorporated by reference into this Annual Report. Do not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date hereof. We undertake no obligation to update or revise any of these forward-looking statements. You should carefully review the risk factors described in this document as well as in other documents that we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file during our 2003 fiscal year.

Introduction

     Lightspan, Inc. provides curriculum-based educational software and Internet products and services used both in school and at home. We were founded in 1993 on the philosophy of using technology to increase student achievement by providing exceptional curriculum products that are used in classrooms and that are also used at home. Our technology, delivery systems and content help increase student interest in learning and assessment, parental involvement in their children’s education, and productive interaction among teachers, parents and students. More than 900 studies by schools that use our products and services indicate that our products improve overall student performance.

     Lightspan Achieve Now, our product for students in kindergarten through eighth grade, or K-8, is a series of media-rich, interactive software programs that covers the core curriculum- language arts, reading and math. We sell it exclusively to schools and school districts for use in both the classroom and at home. As of January 31, 2002, the Lightspan Achieve Now curriculum has already been purchased by over 1,200 school districts in 47 states and implemented in approximately 4,000 schools and approximately 19,000 classrooms, representing a total of approximately 220,000 student and teacher licenses. Our higher education products provide a series of curriculum-based software that addresses the math and writing needs of under-prepared college students. As of January 31, 2002, these products are in use in over 350 colleges and universities across the United States. Also as of January 31, 2002, we had over 3,400 subscriptions to our Internet products for students in pre-kindergarten through grade twelve.

     Our objective is to become a leading provider of technology-delivered, curriculum-based supplemental study materials and online assessment services in kindergarten through higher education. To achieve this objective, we expect to draw on the educational technology and Internet experience of our entire management team to pursue the following strategies:

•	capitalize on our current market position and leverage our existing suite of products;

•	enhance our Lightspan Achieve Now curriculum through new Internet and broadband technologies;

•	continue to promote and enhance our fee-based subscription Internet products; and

•	evaluate strategic relationships.

Products Overview

     Our products and services are technology-based educational tools and resources that can be used by teachers, students and families to increase student achievement.

     More than 900 studies by schools that use our products and services indicate Lightspan programs increase student performance in reading/language arts and mathematics. Assuming the average student performs at the 50th percentile, and over the period of time comprising school years 1998 to 2001, for every 100 students in nationally representative samples, students at schools that implemented Lightspan Achieve Now outperformed the control group by 27% in reading/language arts and outperformed the control group by 23% in mathematics, as described in Lightspan’s implementation guidelines. The Lightspan Achieve Now curriculum, a skill-and-content-based reform model eligible for funding by the U.S. Department of Education’s Comprehensive School Reform Demonstration program, is among the top three reform models eligible schools have selected over the past three years.

     Several independent studies conducted by colleges that use our higher education products have shown that our products which address the math and writing needs of under-prepared college students, compared to traditional lecture taught courses, increase pass rates, keep more students enrolled in the courses covered and increase students’ performance in follow-on course work.

K-8 Software

     Lightspan Achieve Now is a standards-based curriculum program used by students in kindergarten through eighth grade that is proven to increase student achievement in reading, language arts and mathematics. Lightspan Achieve Now includes interactive software, school and home learning activities, teacher materials, on-site and technology-based professional development and student assessment. Lightspan Achieve Now is aligned to individual state standards, textbooks, standardized tests, and professional association standards, and has been approved as a skill- and content-based Comprehensive School Reform Model.

     Lightspan Achieve Now is designed to help all students perform at their best. The program addresses the key challenges faced by schools, teachers, students, and families by providing a proven, cost-effective way to:

•	increase the amount of time that students spend learning;

•	increase family involvement in their children’s learning;

•	provide equitable access to educational tools and technology; and

•	increase student motivation and commitment to learning.

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

     We deliver our reading and language arts and mathematics curricula in imaginary “worlds” — episodic, interactive series with a consistent set of characters that are designed to cover a broad range of curriculum objectives. Generally, each world is contained on a series of CD-ROMs, or titles, which are divided into multiple “Adventures.” Our Adventures are developed with the assistance of an advisory board of reading, language arts and mathematics educators, an advisory board of video game developers, television writers and commercial animators. The Lightspan Achieve Now curriculum was developed using entertainment industry production techniques and features full motion digital video and 3-D animation.

     Our Lightspan Achieve Now language arts and reading curriculum provides a variety of learning paths, all with a single objective - improving literacy and communication — and is designed to ensure that all students succeed in listening, speaking, reading, writing, viewing and producing. The Adventures that compose our Lightspan Achieve Now reading and language arts curriculum address vocabulary comprehension, critical thinking skills, study skills, the writing process, print and text recognition, phonics, decoding, and many other areas covered by the typical kindergarten through eighth grade, or K-8 reading and language arts curriculum.

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

     Lightspan Achieve Now licenses are sold on a perpetual license basis at the student license and teacher license levels, including materials and professional development. A complete Lightspan Achieve Now program consists of teacher licenses containing up to 40 CD-ROM titles appropriate to each grade level, instructional materials, student licenses for each student containing the same CD-ROM titles as those included with the teacher licenses, student pre-tests, post-tests and progress checks, parenting and other materials, professional development visits, and evaluation criteria to meet accountability standards. There are a total of 79 separate CD-ROM titles, some of which are included in more than one grade cluster.

     Lightspan Achieve Now’s curriculum runs on both PlayStation game consoles® and on MPEG-capable, Windows-based personal computers, though use at home is currently almost always on PlayStation game consoles. We plan to continue development of new titles to meet changing education trends, to refresh the product over time and to continue to support both the PlayStation game console and PC platforms.

     Lightspan Achieve Now Online is available to schools that are using both Lightspan Achieve Now and The Lightspan Network. Lightspan Achieve Now Online provides students, teachers, and families with online activities and resources that extend and enhance the Lightspan Achieve Now program. With Lightspan Achieve Now Online, schools can access curriculum content and tools that assist in the effective implementation of Lightspan Achieve Now.

K-12 Internet

     Our Internet products and services provide teachers, students and parents with a wide array of online learning resources. We sell these products on a subscription basis.

Lightspan.com

     All of our Internet products and services can be accessed through www.lightspan.com. We plan to maintain and provide moderate level enhancements to the subscription products and services offered through Lightspan.com.

Lightspan Early Reading Program

     The Lightspan Early Reading Program, launched in the fall of 2001, was designed to enhance and extend balanced literacy instruction in kindergarten through third grade, or K-3. The program aligns with the No Child Left Behind Act of 2001 by supporting reading in the early grades. The program combines the online Lightspan Reading Center and components of Lightspan Achieve Now and includes curriculum CDs in reading and language arts augmented by comprehensive assessment and curriculum support materials. The Lightspan Early Reading Program is supported by extensive professional development, based on an action research model. Teachers who satisfy the specified conditions of the program may be eligible to receive Continuing Education Units.

The Lightspan Network

     The Lightspan Network is our premium online subscription service for classroom and home use. This product provides a rich array of curriculum-based kindergarten though twelfth grade, or K-12, content correlated to state academic standards in an advertising-free environment.

     The Lightspan Network is a suite of tools and resources that help simplify a teacher’s instructional planning and supports ongoing professional growth. This includes management and communication tools that bring teachers together, and a variety of curriculum and learning activities that promote student achievement. All of these features are designed to help streamline the process of aligning and organizing curriculum to state standards and assessment.

     Teachers can plan and organize their instructional day and build customized lesson plans with The Lightspan Network’s learning activities, Lesson Plan Library and Lesson Plan Builder. Teachers can access ready-made virtual field trips in the Web Trip Library, or build their own Web Trips. My File Cabinet provides an easy-to-use online tool that lets teachers organize their lesson plans, Web trips and favorite links in one location.

     The Lightspan Network also encourages communication and collaboration among teachers with our Curriculum Moderator and Publishing Tool, which allows sharing of lesson plans and Web trips.

Lightspan Reading Center

     In 2001, we released the Lightspan Reading Center, a component of the Lightspan Early Reading Program. The Lightspan Reading Center is a research-based Internet program that supports K-3 student achievement in reading. This add-on content module integrates seamlessly into The Lightspan Network. This product is a complete online reading program that supports student achievement and provides tools to help educators make more informed instructional decisions. The Lightspan Reading Center:

•	provides online, audio-supported multiple-choice assessments addressing four levels: early, emergent, transitional, and fluent;

•	generates time-saving student assessment reports that outline student learning needs and automatically list recommended learning activities, lesson plans, and other resources to inform instructional decisions in the classroom;

•	accesses over 100 learning activities, lesson plans, and printable worksheets in the key areas of reading mastery: phonemic awareness, phonics and decoding, reading comprehension, vocabulary, background knowledge, and fluency; and

•	responds quickly to additional learning needs by administering post tests as students master each level of reading.

     The Lightspan Reading Center provides rich, engaging literacy activities, lesson plans and printables that help students understand phonemes, decode unfamiliar words, become fluent readers, develop background knowledge and increase vocabulary to construct meaning from print.

     Instruction, content, and strategies in the Lightspan Reading Center have been developed using the most current, scientifically based reading research. Lightspan applies rigorous, systematic, and objective procedures to obtain valid knowledge relevant to reading development, reading instruction, and reading difficulties. The Lightspan Reading Center is a developmental program that supplements and enriches classroom instruction.

Online Assessment

     Lightspan offers a combination of online assessment products, Lightspan eduTest Assessment and Lightspan Assessment Builder, with proprietary test questions covering language arts, mathematics and science.

     Lightspan eduTest Assessment is a comprehensive accountability and assessment program that allows educators to quickly identify district, school, class, and student strengths and needs relating to state and national standards. By providing tools and reports that are tailored to the needs of teachers and administrators in a particular school community, Lightspan eduTest Assessment gives educators the power to implement effective instruction that is targeted to students and the standards on which they need the most improvement.

     All Lightspan eduTest Assessment subscriptions provide immediate reporting of student results and real-time aggregated reports up to the school and district level. Lightspan eduTest Assessment enables educators to schedule, create and administer assessments for all students in their school or district.

     Lightspan eduTest Assessment offers a combination of standards-based tests, easy-to-use software, flexible options for benchmarking, comprehensive reports at all levels, and professional development to ensure that districts and schools are successful.

     Lightspan Assessment Builder is a customizable assessment and accountability solution that gives districts control over their assessments. The program includes a template-based tool that guides district-level assessment administrators through the process of creating assessments specific to their district needs. They can include any standards, objectives, and test parameters based on the assessment program that their district has established.

Lightspan Assessment Builder allows districts to:

•	customize and design assessments to meet district objectives;

•	control assessment content and delivery;

•	access a powerful search engine with over several thousand test items;

•	create and add tailored test items; and

•	develop customized test items in additional languages and other subject areas.

Higher Education

     Academic Systems (“Academic”), our higher education division, has products that address the needs of under-prepared college students, consisting of:

•	Interactive Mathematics, Pre-Algebra, Elementary Algebra, Intermediate Algebra and College Algebra, which cover topics ranging from whole numbers, proportional reasoning, signed numbers and introductory geometry and algebra to non-linear functions, equations, conic sections, matrices, determinants, induction, sequences and counting;

•	Interactive English, which prepares students for academic writing, including narrative writing, data analysis, text interpretation, and persuasive writing, and contains concise grammar instructions on common college writing errors and related reading and comprehension activities;

•	Web-enhanced versions of Interactive Mathematics and Interactive English which allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations. Academic also offers fully hosted versions of Interactive Mathematics and Interactive English that enable colleges to offer courses to their students without the costs associated with purchasing and servicing computer server hardware;

•	Academic.com, a complete Web-based product offering that helps faculty create, manage and teach interactive courses online. With over 350 Learning Objects, Academic.com offers a complete suite of Internet-based instructional tools, content and services providing students with engaging, interactive learning activities that can be accessed anytime and anywhere; and

•	The Interactive Companion Series which provides exceptional quality supplemental instruction developed by college level subject matter experts. Each Interactive Companion focuses on a key concept, provides a model and gives opportunities for review and self-assessment. Highly interactive multimedia reinforces the content with sound video and animation. The Interactive Companion Series currently covers core subject areas in: Molecular Cell Biology, Beginning Microbiology, Microbiology for Majors, Genetics, General Chemistry, Biochemistry, Statistics, Biostatistics, Precalculus, Calculus, College Algebra, Principles of Microeconomics, Principles of Macroeconomics, Intermediate Macroeconomics, Business Statistics, Operations Management, Complete Nutrition and Essential Nutrition.

     Academic’s products are media-rich with extensive graphics and video components and are grounded in teaching techniques that focus on students as individuals. Students can take the courses in a computer lab or on a Windows-based PC at home or office, and work at their own pace. Students review lessons and then practice the concepts learned. Depending upon the student’s performance in the practice session, the program prompts further review or moves the student onto the next lesson. Wrong answers will prompt an explanation of how to solve the question. In the Elementary Algebra course, for example, there is a special help function featuring student archetypes who represent different learning styles and offer multiple approaches to solving the problem. These approaches range from showing the method that can be used to solve the problem, to explaining the solution with a picture or graph, to providing the solution from a theoretical perspective. This often provides the help that under-prepared college students need to pass the course and succeed in school. Academic also offers printed practice materials.

     Academic provides management services to educators who use its curriculum, typically by compiling and communicating information about student time-on-task and performance while using the curriculum. These management services can be accessed on the Internet at Academic.com or a college’s Web site, and also on a college’s local area network.

     Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook.

Segment and Geographic Information

     Financial information about our K-12 and Higher Education products and services is incorporated herein by reference to Note 10 “Reportable Segments” of the Notes to the Lightspan consolidated financial statements included in Part II in this Annual Report on Form 10-K. Since inception, substantially all of our revenues have been attributable to, all of our long-lived assets have been located in, and all of our operations have been conducted in the United States and Puerto Rico.

Product Design and Development

     We consider successful product development to be essential to maintaining and growing our market position and have incurred $24.4 million, $25.8 million and $12.4 million in related technology and development expenses for the years ended January 31, 2002, 2001 and 2000, respectively. We expect to continue enhancing our Lightspan Achieve Now and higher education curricula and our fee-based subscription Internet products and services.

     Lightspan Achieve Now products include a diverse mix of media, formats, and visual presentations. Every Lightspan Adventure is built according to the following fundamental design principles, which we believe differentiate our products from competitive products:

•	we correlate each title to state and national academic standards;

•	we create interesting characters in engaging stories that unfold with the help of full-screen, full-motion video and music, and with sophisticated interactivity representing many of the techniques of the latest video games; and

•	we develop assessment components for the teacher to monitor students’ progress for each of the titles.

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

     Academic’s math and English products combine media-rich video and graphics with teaching techniques that focus on students as individuals and offer extensive help and reinforcement examples. The Academic curriculum is reviewed each school year based on input from user groups comprised of faculty from across the country, and updated when appropriate.

Sales and Marketing

     We sell our Lightspan Achieve Now curriculum, The Lightspan Network and Lightspan eduTest Assessment directly to schools and school districts. We identify and target school districts that routinely implement new and innovative programs. Our programs are generally sold “top down,” with the first presentations made to a school district’s key decision maker, who is often the superintendent or assistant superintendent in charge of curriculum or technology. Schools are becoming more involved in the decision process as site-based management is implemented within school districts. The sales cycle for the initial purchase of our Lightspan Achieve Now curriculum is typically six to twelve months, sometimes with shorter periods for The Lightspan Network and Lightspan eduTest Assessment.

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

     As of January 31, 2002, we employed 91 sales professionals which include direct and internal salespeople and sales managers for grades K-12. As of that date, this sales force was supported by a 87-person professional development team that provides pre- and post-sales support and works with current Lightspan schools to identify additional sales opportunities. While our sales force and professional development team are focused on selling into new accounts and increasing our presence in current accounts, they also act as partners with implementing schools in identifying funding sources. Each member of our sales force has substantial experience as an educator, teacher, and/or administrator coupled with a background in educational technology sales. The salesperson is generally working in his or her home territory and has extensive contacts in school districts within their region.

     Our marketing efforts include:

•	hosting policy forums for education policy makers at industry events;

•	keynote speeches and presentations at major education conventions;

•	participating on the advisory boards of key organizations in education;

•	advertising in major education industry publications;

•	direct marketing and direct mail activities;

•	customizing marketing materials to target key opportunities such as summer school and after school programs, English as a Second Language, Migrant Education, and Urban Education programs;

•	presenting at education trade shows and customer conferences; and

•	pursuing focused media relations activities in the national media, education trade press and in local media in communities that are implementing our Lightspan Achieve Now curriculum.

     Our 91 person sales force includes an inside sales organization of 20 people to support our sales efforts in the field. This operation, located in Denver, is staffed by sales people with experience supporting institutional sales, via telemarketing techniques. Their focus is on supporting the field sales team, qualifying leads, selling and renewing our Internet subscription products and performing on-line product demonstrations.

     In addition to our 91 sales professionals that focus on selling our Achieve Now curriculum and fee-based subscription Internet products, at January 31, 2002, Academic employed 29 sales professionals which include direct salespeople and sales mangers. As of that date, this sales force was supported by a 12-person professional development team that provides pre- and post-sales support focusing primarily on the higher education market. Academic’s sales and marketing efforts focus on statewide and system-wide sales, and specifically target potential purchasers that offer opportunities for the Academic Systems curriculum to multiple college class sections. A typical initial sale of the Academic curriculum will be for several sections in a college course. As the faculty becomes familiar with the Academic curriculum and witnesses improved results from sections that are using the curriculum, Academic’s contracts are generally renewed and increased. Over 85% of the institutions that have installed any portion of the Academic curriculum since it was first offered remain as installed users. Academic’s marketing efforts include print advertising in periodicals directed at the higher education market, direct marketing, participation at trade shows and hosting special seminars and Continuous Improvement user conferences nationwide.

Professional Development and Support Services

     Lightspan Achieve Now and Internet subscription products include on-site professional development. Each school works with a Lightspan Educational Consultant to examine instructional objectives and develop a plan that demonstrates the key processes of the program to teachers, staff, and families. Teachers learn how to use Lightspan Achieve Now and our Internet subscription products to align curriculum, design lessons, and analyze student progress. These professional development resources help schools implement Lightspan Achieve Now and our Internet subscription products in ways that lead to maximum student achievement and greater family involvement.

     Lightspan’s Desktop Professional Development is a six-part CD program included with Lightspan Achieve Now. This program provides teachers with information on the latest teaching strategies to help them tailor their instruction to meet the needs of each student. The program features leading experts such as Dr. Carmelita Williams, former president of the International Reading Association (IRA) and Dr. Douglas Reeves, director of the Center for Performance Assessment. These experts guide teachers through lessons on enhancing family involvement, assessing student progress, and individualizing instruction. This series also helps teachers to effectively implement Lightspan Achieve Now in the classroom.

     Teachers can use this technology-based professional development tool at their convenience from their home or school PC, saving valuable time and giving teachers more control over when and where professional development takes place. In addition, on-site professional development sessions conducted by Lightspan Educational Consultants help to enhance the Lightspan Desktop Professional Development content.

We believe that successfully implementing our products and services in schools and extending them to the home is necessary to realize potential improvements in student achievement. We also believe that independently validated improvements in student achievement differentiate the Lightspan Achieve Now curriculum from products offered by our competitors and generate further support at the district and school level for expanded sales. Our goal is to become the partner of schools that implement our products and services. Given the comprehensive nature of the Lightspan Achieve Now curriculum, its connection of schools to homes, the rapid technological changes resulting from the Internet, and educators’ needs for ongoing technical training and mentoring, we have committed substantial resources to train educators in the use of our products and services.

     As of January 31, 2002, we maintained a staff of 99 trained professionals, most of whom are former educators, to provide pre-sale planning and post-sale implementation, customer support, training services and motivation for teachers, administrators and parents in Lightspan schools. We also operate a toll-free, five-day per week technical and curriculum support telephone help line that is accessible to both teachers and parents. We include professional development and telephone support services with the initial purchase of Lightspan Achieve Now and certain Internet subscription products. Schools may purchase additional professional development or support services. We believe that the on-site training provided by our professional development staff is a key factor in encouraging school districts to implement Lightspan products in more schools within the district and in additional classrooms within an individual school.

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

     We developed and own the rights to nearly all of the content within the Lightspan Achieve Now curriculum, including the worlds, characters, stories, educational content, and games. We hold trademarks to all of our Lightspan Achieve Now worlds, our individual CD-ROM titles, and many of our characters. We also hold trademarks on our eduTest products included as part of Lightspan eduTest Assessment.

Seasonality

     Our operating results vary significantly from quarter to quarter because of seasonal influences on demand for our Lightspan Achieve Now, fee-based subscription Internet and Academic Systems curricula products and services based on school calendars, budget cycles, source and timing of school districts’ funding. Our Lightspan Achieve Now license transactions have historically been highest in our second fiscal quarter, and lowest in our first fiscal quarter. In July 2000, we recognized the remaining Achieve Now deferred software license revenue as the remaining titles were completed and shipped during the second quarter. As a result, our reported revenue for that quarter and previous quarters was not indicative of our underlying business in those periods. See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Operating Results for further discussion.

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

Customer Concentration Risk

     During the fiscal year ended January 31, 2002, no one customer accounted for more than 10% of total revenues for Lightspan.

Employees

     As of January 31, 2002, we employed 540 persons, including 191 in technology and development, 72 in general and administrative, 178 in sales and marketing and 99 in professional development. Our future success is substantially dependent on the performance of our senior management team and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the “Risk Factors” section below for a further discussion of certain risks related to our employees. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

     On January 31, 2002, we announced a major cost control initiative that included an overall reduction of approximately 15% of our employees resulting in a post-staff reduction total headcount of 451 persons.

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

     Our quarterly results have fluctuated significantly since our inception, for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-four quarters ended January 31, 2002. In addition, in fiscal year 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2003 or for any future years.

     We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles, and the sources and timing of school districts’ funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. In addition, the tragedies of September 11 have caused school districts to carefully balance their focus on academics with concerns about health and security. If a significant sale that we expect to occur in a particular quarter is delayed until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based subscription Internet efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based subscription Internet products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

We expect net losses to continue for the foreseeable future and may never achieve or sustain profitability, which may cause our stock price to decline.

     Since our inception, we have incurred significant net losses. As of January 31, 2002 we have accumulated net losses of $271.9 million. We incurred net losses of $62.2 million for the fiscal year ended January 31, 2002; $32.1 million in net losses for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000; and $55.7 million in net losses for the fiscal year ended January 31, 2000. Our operating losses and negative cash flow could continue as we incur costs and expenses related to, among other things:

•	marketing and promotional activities;

•	continued development and expansion of our fee-based subscription Internet offerings and content; and

•	amortization or impairment of intangible assets and goodwill recorded in connection with our acquisitions of eduTest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb.

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

     From time to time, we receive inquiries from investors and other parties as to whether Lightspan will remain an independent organization. We consider those inquiries, along with our ongoing operations of the company, in determining how to best maximize stockholder value. We have not, however, formally engaged a financial advisor in connection with any such inquiries.

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

We are heavily dependent upon our relationship with Sony Computer Entertainment Inc. and termination of that relationship, potential supply shortages of the PlayStation game consoles or unanticipated changes in the game consoles could significantly reduce our Lightspan Achieve Now sales or increase related expenses.

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

     We may also experience disruption of supply of the original PlayStation game console as Sony Computer Entertainment Inc. balances its manufacturing capability between the PlayStation game console and the PlayStation®2 computer entertainment system. If we are unable to acquire PlayStation game consoles, our software license revenue may be deferred, as our revenue recognition policy requires that delivery of hardware along with the software is required before we can fully recognize software license revenue.

Note: “PlayStation” and the “PS” Family logo are registered trademarks of Sony Computer Entertainment Inc.

We may need additional financing to meet our strategic business objectives, which may not be available and, if available, might adversely impact our existing stockholders.

     We may need to raise additional funds to continue to meet operating demands or other strategic business objectives. In addition, if we enter into new areas of business, we may incur substantially increased expenses for which we do not expect investment returns for months or years in the future. If we raise additional funds through the issuance of equity or debt securities that have rights senior to those of our current stockholders, these stockholders may experience additional dilution or may lose other rights. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ National Market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, to continue to operate or grow our business or respond to competitive pressures or unanticipated developments.

Our continued growth will utilize our resources, and failure to manage this growth effectively could disrupt our operations and prevent us from generating the revenues we expect.

     We expect that expansion of our customer and revenue base will be required to successfully implement our business strategy. For example, the development of our business continues to require sales and marketing expenditures as well as increased development efforts of certain products. This expansion may strain our management, operational, financial and technological resources, as well as the infrastructure for our Web sites and services. The growth of our Lightspan Achieve Now educational software business may strain the resources of our professional development staff during periods of heavy implementation in purchasing school districts. Our growth depends on our ability to attract and retain qualified employees (including employees of businesses that we acquire), particularly sales and marketing and product development personnel. Our failure to manage our growth in a manner that minimizes these strains on our resources could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

     The future success of our fee-based subscription Internet business is highly dependent on an increase in the number of Internet users who are willing to subscribe to The Lightspan Network, Lightspan Reading Center, Lightspan eduTest Assessment and Lightspan Assessment Builder subscription products. The number of Internet users willing to pay for online educational products may not continue to increase. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

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

     We believe that a component of our future revenue growth will depend on whether we are able to enhance and improve our fee-based subscription Internet products and services as planned. Enhancements and improvements to our fee-based subscription Internet products are currently scheduled, but we cannot assure you that those enhancements and improvements will gain market acceptance or be launched on schedule and without systems interruptions. In addition, the Internet is rapidly changing, and we expect that we will continually need to adapt our fee-based subscription Internet products and their related technology to emerging Internet standards and practices, technological advances developed by our competition, and changing subscriber and user preferences. Ongoing adaptation of our fee-based subscription Internet products and their related technology will entail significant expense and technical risk, and we may use new technologies ineffectively or fail to adapt our fee-based subscription Internet products and their related technology on a timely and cost-effective basis. If our enhancements, improvements and adaptations of our fee-based subscription Internet products and their related technologies are delayed, result in systems interruptions or do not gain market acceptance, our future revenue growth will be adversely impacted and we may never become profitable.

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

     Several of our existing senior management personnel joined us during fiscal 2001 and fiscal 2002. Some of these individuals have not previously worked together as a management team. If our senior managers are unable to work effectively as a team, our business operations could be significantly disrupted.

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

     The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this section of the Annual Report, as well as other factors, including:

•	conditions and publicity regarding the Internet or educational software industries generally;

•	sales of substantial amounts of our stock by existing stockholders;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•	comments by securities analysts, or our failure to meet analysts’ or investor expectations.

     Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, class action lawsuits have historically been initiated against Internet and software companies following periods of volatility in the market prices of these companies’ stock. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make potential acquisitions of assets or businesses. Moreover, as of April 24, 2002, our common stock had closed at less than $1.00 for thirty consecutive trading days. We have received notification from NASDAQ of our non-compliance with the exchange's minimum-price requirement; however we have a grace period of 90 days to regain compliance with this requirement. If we are unable to regain compliance, or if appeals to NASDAQ for relief from compliance are unsuccessful, then we could be delisted from the NASDAQ National Market, which could adversely affect our stock price and the ability of our stockholders and investors to buy and sell our common stock.

     If litigation were instituted on the basis of volatility or liquidity in our stock price, it could result in substantial costs and would divert management’s attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and major stockholders control approximately 44.5% of our common stock.

     As of March 31, 2002, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 44.5% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders. See Part III, Item 12 for more detail regarding the stockholdings of these stockholders.

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

     Additionally, in February 2002 we adopted a Share Purchase Rights Plan. Pursuant this plan, each share of our outstanding common stock has an associated preferred share purchase right. These rights will not trade separately from our common stock until, and are exercisable only upon, the acquisition or potential acquisition by a person or group of, or the tender offer for, fifteen percent or more of our common stock.

Executive Officers of the Registrant

     The following table sets forth information about our executive officers as of March 31, 2002:

Name	Age	Position

Executive Officers

John T. Kernan	56	Chairman of the Board and Chief Executive Officer

Carl E. Zeiger	59	President, Chief Operating Officer and Director

Michael A. Sicuro	43	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Sandra K. Fivecoat	53	Senior Vice President of Sales

James M. Dredge	52	Chief Executive Officer of Academic Systems

Bernice Stafford	60	Senior Vice President of School Marketing and Evaluation

Dr. Larry R. Vaughn	63	Senior Vice President of Professional Development

     John T. Kernan co-founded Lightspan and has served as our Chairman and Chief Executive Officer since inception, September 1993. Prior to co-founding Lightspan, Mr. Kernan served as Chairman and Chief Executive Officer of Jostens Learning Corporation, an educational software company. Mr. Kernan developed Jostens Learning from a start-up company in 1985 (then named Education Systems Technology Corporation) to one of the largest educational software businesses in the United States. Under Mr. Kernan’s leadership, Jostens Learning was a leading supplier of pre-kindergarten through adult educational software. Prior to founding Jostens Learning, Mr. Kernan was an executive with Gill Cable Corporation, a Northern California cable TV operator. He also was Vice President of Product Development for DELTAK, Inc. (now NETg), then the nation’s largest provider of video-based training for technical professionals. Mr. Kernan was the President of the Software Publishers Association, has been named “Educator of the Decade” by Electronic Learning Magazine and regional “Entrepreneur of the Year” by Inc. Magazine, among other distinctions. Mr. Kernan was a founder of Academic Systems, which has since been acquired by Lightspan, and Elemental Software, which has since been acquired by Macromedia. Mr. Kernan is a member of the Board of Directors of TechNet and Varsity Group, Inc. Mr. Kernan holds a Bachelor of Science from Loyola College.

     Carl E. Zeiger co-founded Lightspan and has served as our President and Chief Operating Officer and as a director since September 1993. He also served as our Interim Chief Financial Officer and Secretary from June 2000 to February 2001. Prior to co-founding Lightspan, Mr. Zeiger served as the President and Chief Operating Officer of Jostens Learning Corporation. Along with Mr. Kernan, Mr. Zeiger developed Jostens Learning into a leading supplier of pre-kindergarten through adult educational software. Prior to joining Jostens Learning, Mr. Zeiger served as Senior Vice President of Finance for Integrated Software Systems Corporation, a leading provider of representation graphics software, and managed its initial and secondary public offerings and its eventual sale to Computer Associates. Mr. Zeiger is a certified public accountant in the State of California and holds a Bachelor of Science from the University of Denver.

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

     James M. Dredge has served as our Chief Executive Officer of Academic Systems since January 2001. From February 1999 to January 2001, Mr. Dredge served as senior vice president/general manager of the School Division at The Learning Company, where he managed all sales, marketing and product development of brands such as The Learning Company, MECC, Broderbund and Mindscape. His responsibilities also included operations of Learning Services, Inc., and of The Learning Company’s Language Division. From 1993 to February 1999, Mr. Dredge assumed a variety of positions including President and Chief Operating

Officer for Invest Learning/Mergent Technologies, a leader in education technology solutions for the high school, college, corporate and corrections markets. Mr. Dredge holds a Bachelor of Arts and a Masters in Public Administration from the University of Minnesota.

     Bernice Stafford co-founded Lightspan and has served as our Vice President of School Marketing and Evaluation since October 1993, and was promoted to Senior Vice President of School Marketing and Evaluation in March 2002. From 1989 to 1993, she served as Director of Sales Programs at Jostens Learning Corporation. Ms. Stafford is a former teacher and early childhood administrator who has been involved with marketing instructional technology to schools for more than 10 years. In addition to serving on the boards of Technology, Reading, and Learning Difficulties and the Agency for Instructional Technology, she was recently appointed to a task force that will advise the California Assembly Education Subcommittee on Urban Education Quality. Ms. Stafford holds a Bachelor of Arts and a Master of Arts from the University of California at Berkeley.

     Dr. Larry R. Vaughn, Ed.D. has served as our Senior Vice President of Professional Development since January 1999. From 1979 to 1998, he has served as superintendent of school districts including Wichita Public Schools in Wichita, Kansas from January 1993 to July 1998, Pasadena Independent School Districts in Pasadena, Texas from 1989 to 1993, Victoria Independent School District in Victoria, Texas from 1985 to 1989, Alice Independent School District in Alice, Texas from 1982 to 1985, and Hitchcock Independent School District in Hitchcock, Texas from 1979 to 1982. From 1967 to 1979, he served as Director of Curriculum and Secondary Program Coordinator of Sheldon Independent School District in Houston, Texas. Dr. Vaughn holds a Bachelor of Arts from Mississippi State University and a Doctorate in Education from the University of Houston.

Item 2. Properties

     Our headquarters are located in San Diego, California, where we currently lease approximately 65,000 square feet under a lease expiring in 2003 and approximately 10,000 square feet under a lease expiring in March 2002. Warehouse facilities are located in Carlsbad, California, where we currently lease approximately 12,000 square feet under a lease expiring in August 2002. Additional facilities are located in Mountain View, California, where approximately 9,900 square feet are under a lease for Academic expiring in 2004, in Richmond, Virginia, where approximately 14,700 square feet are under a lease for eduTest expiring in 2003, and in Denver, Colorado, where approximately 3,400 square feet are under a lease for our inside sales force expiring in 2004. These facilities are adequate for our current operations. We currently maintain a facility that we have subleased in Santa Monica, California, our former West Los Angeles based operations, for approximately 4,300 square feet under a lease expiring in September 2002.

Item 3. Legal Proceedings

     We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Market Information

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol “LSPN”. The Common Stock was initially offered to the public on February 10, 2000 at $12 per share. The following table sets forth the range of high and low closing sales prices on the Nasdaq National Market of the Company’s Common Stock, for the periods indicated as reported by the Nasdaq.

	Common Stock Price

	High	Low

Fiscal year ended January 31, 2002:
First Quarter	$3.03	$1.13
Second Quarter	2.36	0.97
Third Quarter	2.25	1.01
Fourth Quarter	1.72	1.12

	High	Low

Fiscal year ended January 31, 2001:
First Quarter (from February 10, 2000)	$25.38	$8.00
Second Quarter	10.00	4.88
Third Quarter	5.78	1.88
Fourth Quarter	3.03	0.84

     The closing sales price of our common stock on March 28, 2002 was $0.87.

     Holders

     As of March 31, 2002, there were approximately 417 record holders of our common stock.

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

     Recent Sales of Unregistered Securities

     On May 19, 2001, we issued 34,615 shares of our common stock to the holder of a warrant upon the exercise of such warrant. For this issuance we relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

     Use of Proceeds

     The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company’s common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray Inc. and Thomas Weisel Partners LLC. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were

$88.8 million. From the time of receipt through January 31, 2002, $0.2 million of the net proceeds were applied to repay debt, $2.6 million were used to purchase eduTest, $5.0 million were used to promote our Lightspan.com Web site and the remaining proceeds of $81.0 million were used primarily to fund operations or invested in short-term, interest-bearing securities rated AA or better.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Lightspan consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our statement of operations data for the years ended January 31, 2002, 2001, 2000, 1999 and 1998 and balance sheet data as of January 31, 2002, 2001, 2000, 1999 and 1998 are derived from our audited financial statements, which are included elsewhere in this Form 10-K for the years ended January 31, 2002, 2001 and 2000 and as of January 31, 2002 and 2001. The following financial information is in thousands, except per share data.

	Years Ended January 31,

	2002	2001	2000	1999	1998

Consolidated Statement of Operations Data:
Total revenues	$57,532	$99,074	$16,916	$10,870	$22,309
Total cost of revenues	17,729	25,286	9,734	7,660	11,433

Gross profit	39,803	73,788	7,182	3,210	10,876
Total operating expenses	104,506	112,123	63,382	37,194	37,827

Loss from operations	(64,703)	(38,335)	(56,200)	(33,984)	(26,951)
Interest income (expense), net	2,460	6,215	479	417	(527)

Net loss	(62,243)	(32,120)	(55,721)	(33,567)	(27,478)
Preferred stock dividend	—	(16,506)	—	—	—
Net loss attributable to common stockholders	$(62,243)	$(48,626)	$(55,721)	$(33,567)	$(27,478)

Net loss per share(1) — basic and diluted	$(1.34)	$(1.10)	$(13.61)	$(9.91)	$(8.65)

Weighted average shares — basic and diluted	46,373	44,019	4,094	3,388	3,177

	At January 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,033	$45,566	$5,033	$7,143	$4,422
Short-term investments	8,333	32,683	16,132	—	—
Deferred cost of revenues- Achieve Now	—	—	8,709	3,555	—
Working capital (deficit)	31,978	69,783	(25,994)	(12,233)	454
Total assets	97,420	153,898	102,432	22,566	14,080
Deferred revenues-Achieve Now	—	—	48,110	20,717	—
Deferred revenues-services and other, current and long-term	11,964	9,362	7,022	3,444	2,494
Capital lease obligations, less current portion	39	268	443	394	775
Total stockholders’ equity (deficit)	68,295	126,315	26,694	(11,249)	1,682

(1)	See Note 1 to the Lightspan consolidated financial statements for a description of the computation of the net loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with the audited consolidated financial statements and notes thereto contained herein. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include risks detailed in Part I, Item I under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

     We were founded in 1993 on the philosophy of using technology to increase student achievement by connecting the school to the home. We develop, market and sell curriculum-based educational software and fee-based subscription Internet products and services used both in school and at home. Our curriculum-based educational software consists of our Lightspan Achieve Now and Academic software. Lightspan Achieve Now is our media-rich, interactive CD-ROM-based software for students in schools in kindergarten through eighth grade that covers the core curriculum of language arts, reading and math. Our technology, delivery system and content help increase student interest in learning, parental involvement in their children’s education, and productive interaction among teachers, parents and students. Our Academic software is also CD-ROM-based and serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared college students. Our fee-based subscription Internet products consist of The Lightspan Network, which provides curriculum based content correlated to state academic standards, and the Lightspan Reading Center, which is a complete online reading program that supports student achievement and helps educators make more informed instructional decisions. Assessment products are offered through Lightspan eduTest Assessment, with proprietary test questions, covering language arts, mathematics and science, allowing educators to assess their students’ progress in the classroom. The results can be analyzed at the school district and school levels, and the classroom.

     Our products and services are sold to school districts by a direct field sales force, our internal sales organization and supported by our professional development team who assist in implementing our curricula in schools.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 1 of the “Notes to Consolidated Financial Statements” included elsewhere in this annual report. We believe policies and estimates related to revenue recognition, intangible assets and allowance for doubtful accounts represent our critical accounting policies. Future results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     Software License Revenue. We recognize revenue from license agreements when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

     Internet Subscriptions. Revenue derived from fee-based Internet subscriptions is recognized on a straight-line basis over the term of the agreement, generally one year.

     Professional Services. Revenue derived from professional services, including product implementation and customer training is recognized as the services are performed. Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the term of the support and maintenance period, generally one year.

     We recognize our revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

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

     The following table shows the activity in software license revenue and associated cost of revenue deferred pursuant to SOP 97-2 for the years ended January 31, 2001 and 2000, respectively (in thousands):

	Years Ended January 31,

	2001	2000

Deferred license revenue- Achieve Now
Beginning balance	$48,110	$20,717
Deferred during the period	384	27,393
Recognized during the period	(48,494)	—

Ending balance	$—	$48,110

Deferred cost of license revenue- Achieve Now
Beginning balance	$8,709	$3,555
Deferred during the period	70	5,154
Recognized during the period	(8,779)	—

Ending balance	$—	$8,709

Intangible Assets

     We assess the potential for impairment of our goodwill based on the provisions of SFAS 121. In assessing impairment, we made assumptions regarding future cash flows and other factors to determine the fair value of goodwill or impairment thereof. If these estimates or their related assumptions change in the future, we may be required to recognize impairment charges for our goodwill not previously recorded. For the year ended January 31, 2002, the Company did not record any impairment loss related to goodwill.

     The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Beginning in that quarter, we will reclassify an assembled workforce intangible asset with an unamortized balance of $0.5 million to goodwill at the date of adoption and will no longer amortize goodwill, thereby eliminating (subject to future impairment charges) what would otherwise be an annual goodwill amortization of approximately $9.8 million. In accordance with SFAS 142 the Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We will complete an initial goodwill impairment assessment during the first six months of fiscal 2003 to determine if an impairment charge should be recognized under SFAS 142. We cannot predict at this time whether a material impairment charge will be recorded.

     Our intangible assets were acquired as a result of our acquisitions of Academic and Global Schoolhouse in September 1999, StudyWeb in October 1999 and eduTest in June 2000, and represent customer base, acquired technology, trademarks and trade names. These intangibles are amortized on a straight-line basis over the estimated economic life of the assets. Lightspan continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Any material changes in circumstances could require future write-downs of our intangible assets and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Results of Operations

     Operating Losses. We have incurred significant losses since our inception and, as of January 31, 2002, have accumulated losses of approximately $271.9 million. We expect to continue to incur operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products. In addition, in July 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million during the first two quarters of fiscal year 2001 (ended July 31, 2000) in revenue previously deferred pursuant to SOP 97-2, resulting in an operating loss of $38.3 million for the year ended January 31, 2001 (“fiscal 2001”). The operating results in fiscal 2001 are not indicative of our underlying business in that year, and are not indicative of results that may be expected for the foreseeable future.

Comparison of Fiscal 2002 vs. 2001

Revenues

     The types of revenue we generate are fees from the sale of software licenses, Internet subscriptions, professional services and hardware. Our total revenues decreased 42 percent to $57.5 million in fiscal 2002 from $99.1 million in fiscal 2001 due to the recognition of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, see “Critical Accounting Policies”. Excluding the previously deferred revenue for fiscal 2001, total revenues of $57.5 million in fiscal 2002 were 13 percent higher than the total revenues of $51.0 million adjusted to remove such previously deferred revenue. This increase was primarily due to an increase in software license revenue of $2.9 million and an increase of $3.4 million from our fee-based Internet subscription products.

     Software Licenses. Our software license revenues decreased 57 percent to $34.3 million in fiscal 2002 from $79.6 million in fiscal 2001 primarily due to the recognition in fiscal 2001 of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999. See “Critical Accounting Policies”. Excluding the previously deferred revenue for fiscal 2001, software license revenues of $34.3 million in fiscal 2002 were 9 percent higher than software license revenues of $31.4 million adjusted to remove such previously deferred revenue. This increase was primarily due to a 9 percent price increase in our Lightspan Achieve Now product, which offset a 2 percent decrease in the number of Lightspan Achieve Now licenses sold in fiscal 2002 to approximately 42,000 as compared to approximately 43,000 sold in fiscal 2001.

     Internet Subscriptions. Our Internet subscription revenues increased 74 percent to $7.9 million in fiscal 2002 from $4.6 million in fiscal 2001 primarily due to a combination of a 17% price increase on The Lightspan Network product and the inclusion of a complete fiscal year of revenue from our Assessment products in connection with our acquisition of eduTest in June 2000. In addition, the base of customers subscribing to our fee-based Internet subscription products increased 21 percent to approximately 3,400 at fiscal end 2002 from approximately 2,800 at fiscal end 2001.

     Professional Services. Our professional service revenues increased 2 percent to $9.3 million in fiscal 2002 from $9.2 million in fiscal 2001 primarily due to the sale of additional professional services that were sold with our software and Internet subscription products, which reflect increases over the prior fiscal year.

     Hardware and Other. Our hardware and other revenues increased 3 percent to $5.9 million in fiscal 2002 from $5.8 million in fiscal 2001 primarily due to the recognition of $1.0 million of other revenue in fiscal 2002 relating to a non refundable fee collected from a reseller of our Academic software product. This amount reflects a 25 percent increase over the $0.8 million in other revenue recognized in fiscal 2001 which related to website sponsorship agreements. This increase in other revenue was offset by a nominal decrease in hardware revenues that corresponds to the decrease in Lightspan Achieve Now licenses sold.

Cost of Revenues

     Our total cost of revenues decreased 30 percent to $17.7 million for fiscal 2002 from $25.3 million for fiscal 2001 primarily due to the recognition in fiscal 2001 of $8.7 million in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, see “Critical Accounting Policies”. Excluding the previously deferred software license cost of revenues for fiscal 2001, cost of revenues of $17.7 million in fiscal 2002 were 8 percent higher than cost of revenues of $16.3 million adjusted to remove such previously deferred cost of revenue. This increase is due primarily to the corresponding increase in software license revenue and an increase in the allocable costs to professional services, primarily the inclusion of a complete fiscal year of costs from our Assessment products in connection with our acquisition of eduTest in June 2000.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 13 percent to $49.4 million for fiscal 2002 from $56.9 million for fiscal 2001. This was primarily due to a decrease in personnel and related expenses, and a decrease in promotional activities connected to the launch of Lightspan.com in the first quarter of fiscal 2001 reflecting a refocus of our sales and marketing efforts toward fee-based subscription Internet products and away from our free Internet products.

     Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We continue to pursue marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our fee-based subscription Internet products, Lightspan Achieve Now curriculum and Academic products.

     Technology and Development. Our technology and development expenses decreased 5 percent to $24.4 million for fiscal 2002 from $25.8 million for fiscal 2001. This was primarily due to a decrease in personnel and consulting fees related to our focus toward fee-based Internet subscription products and away from the design of free Internet products.

     Our development costs consist primarily of compensation and benefits for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription Internet products and Academic Internet products, which we expensed as incurred.

     General and Administrative. Our general and administrative expenses increased 24 percent to $11.7 million for fiscal 2002 from $9.4 million for fiscal 2001. This was due primarily to non recurring costs related to severance accruals for staff reductions, additional reserves for doubtful accounts and professional service fees.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Stock-Based Compensation. Stock-based compensation expense was approximately $0.7 million and $2.4 million for fiscal years 2002 and 2001, respectively. During fiscal years 2002 and 2001, we recorded zero and $0.1 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. As of January 31, 2002, there was approximately $0.3 million to be amortized in future periods.

     Amortization of Intangible Assets. In connection with our acquisitions of Academic, Global Schoolhouse and StudyWeb in the third quarter of fiscal 2000, and LearningPlanet.com and eduTest in the second quarter of fiscal 2001, we recorded intangible assets totaling an aggregate of approximately $68.9 million, including goodwill of $35.7 million. We amortize these intangible assets over their respective useful lives, ranging from three to ten years. Our amortization of goodwill and intangible assets totaled $18.3 million and $16.0 million for fiscal years 2002 and 2001, respectively. As a result of the application of SFAS 142, effective February 1, 2002 goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level (with a charge reported as appropriate) by applying a fair value based test. Beginning in the first quarter of fiscal 2003, we will reclassify an assembled workforce intangible asset with an unamortized balance of $0.5 million to goodwill at the date of adoption and will no longer amortize goodwill, thereby eliminating (subject to future impairment charges) what would otherwise be an annual goodwill amortization of approximately $9.8 million. In accordance with SFAS 142 the Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is an analysis for potential impairment, while the second step measures the amount of the impairment, if any. We will complete an initial goodwill impairment assessment during the first six months of fiscal 2003 to determine if an impairment charge should be recognized under SFAS 142. We cannot predict at this time whether a material impairment charge will be recorded.

     Interest Income (Expense). Our net interest income decreased to $2.5 million for fiscal 2002 from $6.2 million for fiscal 2001 as a result of lower cash balances and a reduction in the market yield on such investments.

Comparison of Fiscal 2001 vs. 2000

Revenues

     Our total revenues increased 486 percent to $99.1 million in fiscal 2001 from $16.9 million in fiscal 2000 primarily due to a $77.3 million increase in software license revenues, a $2.8 million increase in Internet subscription revenue and a $2.6 million increase in professional services revenues, offset in part by a $0.6 million decrease in hardware revenues as described below.

     Software Licenses. Our software license revenues increased $77.3 million to $79.5 million in fiscal 2001 from $2.2 million in fiscal 2000 due primarily to the recognition of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, see “Critical Accounting Policies” above, and $23.6 million in revenue relating to approximately 43,000 Lightspan Achieve Now licenses sold in fiscal 2001.

     Internet Subscriptions. Our Internet subscription revenues increased 154 percent to $4.6 million in fiscal 2001 from $1.8 million in fiscal 2000 primarily due to an increase in the revenue recognized from the annuity base relating to prepaid Internet subscription fees for The Lightspan Network and the sale of Academic Internet products that we offered beginning in the quarter ended July 31, 2000. Customers subscribing to The Lightspan Network increased 133 percent to approximately 2,800 at fiscal end 2001 from approximately 1,200 at fiscal end 2000, resulting from an increased focus of our sales force on promoting and selling The Lightspan Network.

     Professional Services. Our professional service revenues increased 40 percent to $9.2 million in fiscal 2001 from $6.5 million in fiscal 2000 primarily due to an increase in the average billing rates and an increase in software license and Internet subscription sales.

     Hardware and Other. Our hardware revenues decreased 9 percent to $5.8 million in fiscal 2001 from $6.4 million in fiscal 2000 primarily due to an increase in the sales of our PC version of Lightspan Achieve Now licenses which are not sold with any hardware.

Cost of Revenues

     Our total cost of revenues increased 160 percent to $25.3 million for fiscal 2001 from $9.7 million for fiscal 2000 due primarily to an $8.7 million increase in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, see “Critical Accounting Policies” above, and the costs related to the 43,000 Lightspan Achieve Now licenses sold in fiscal 2001.

Expenses

     Sales and Marketing. Our sales and marketing expenses increased 60 percent to $56.9 million for fiscal 2001 from $35.6 million for fiscal 2000. This was primarily due to an increase in personnel and related commissions, promotional activities connected to the launch of Lightspan.com including a $5.0 million television campaign in the first quarter of fiscal 2001, the continued promotion of Lightspan Achieve Now and our fee-based subscription Internet products and a full year of Academic sales and marketing expense of $8.0 million for fiscal 2001, which was purchased in September 1999.

     Technology and Development. Our technology and development expenses increased 108 percent to $25.8 million for fiscal 2001 from $12.4 million for fiscal 2000. This was primarily due to additional personnel and consulting costs related to the development of our Lightspan Achieve Now version 2.0 and fee-based subscription Internet products, and $5.9 million in expenses incurred by Academic for fiscal 2001.

     General and Administrative. Our general and administrative expenses increased 42 percent to $9.4 million for fiscal 2001 from $6.7 million for fiscal 2000. This was due primarily to personnel and related costs resulting from our increased infrastructure, system support, corporate expenses associated with being a public company including legal and accounting fees, and $1.3 million in expenses incurred by Academic in fiscal 2001.

     Stock-Based Compensation. Stock-based compensation expense was approximately $2.4 million and $3.7 million for fiscal years 2001 and 2000, respectively. During fiscal years 2001 and 2000, we recorded $0.1 million and $8.7 million, respectively, in deferred stock-based compensation as a result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years.

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

     Restructuring. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products, which was fully implemented during the quarter ended October 31, 2000. The restructuring charge included $1.2 million of involuntary termination benefits relating to the termination of 14 employees in August 2000. We also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with our free Internet site that will no longer be used to generate revenue. As of January 31, 2001, we paid $1.0 million in involuntary termination benefits and exit costs and the remaining involuntary termination benefits were substantially paid during the year ended January 31, 2002.

     Interest Income (Expense). Our net interest income increased to $6.2 million for fiscal 2001 from $0.5 million for fiscal 2000 as a result of investing the proceeds from our initial public offering in February 2000 in short term, interest-bearing, securities rated AA or better.

Acquisitions

eduTest, Inc.

     On June 23, 2000, we acquired eduTest, Inc., a provider of Internet-based educational testing and assessment products.

     In connection with our acquisition of eduTest, we issued 1,028,543 shares of our common stock with a value at the measurement date of $8.75 and paid approximately $2.4 million in cash, $1.3 million of which was paid to common shareholders, and the remaining $1.1 million of which was paid in satisfaction of various obligations of eduTest, in exchange for all of the outstanding shares of capital stock of eduTest. In addition, we issued 228,561 shares of our common stock on December 23, 2001, which had been held back from the purchase price as security for indemnification and other obligations of eduTest.

     The acquisition of eduTest was accounted for as a purchase. We allocated the purchase price to the assets acquired, consisting principally of goodwill and intangible assets, and amortize over useful lives ranging from three to five years. The results of operations including the related amortization of intangible assets, have been included in our consolidated results of operations from the date of acquisition. The assets, liabilities and operations included in our K-12 business segment as described in Note 10, “Reportable Segments” of the “Notes to Consolidated Financial Statements”.

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

Other Strategic Relationships

CINAR Corporation

     In October 1999, we agreed to pursue several potential strategic initiatives with CINAR Corporation. As part of our agreement, CINAR purchased 2,500,000 shares of our Series E preferred stock at $5.00 per share, which converted into 1,250,000 shares of common stock upon completion of our initial public offering. CINAR also purchased $10 million of our common stock, or 833,333 shares, in a private placement that occurred concurrently with our initial public offering at the initial public offering price of $12 per share. We also granted CINAR a warrant to purchase 500,000 shares of our Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share upon completion of our initial public offering) that will vest upon the achievement of various agreed-to strategic goals. As of January 31, 2002, CINAR has not achieved the strategic goals, and accordingly, no expense has been recorded. This agreement terminates on May 1, 2003.

Preferred Stock Dividends

     Upon the completion of our initial public offering of common stock in February 2000, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $0.02 per share converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock (after application of certain “net exercise” provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). As a result, on February 15, 2000, we accounted for the intrinsic value of these warrants as a preferred stock dividend of $16.5 million. Such amount also increased the net loss per share applicable to common stockholders for the fiscal year ended January 31, 2001.

Legal Matters

     During 2000, a former employee commenced legal action against us, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. During fiscal 2002 we entered into a settlement agreement and release with a former employee, the terms of which are subject to confidentiality provisions.

Income Taxes

     At January 31, 2002, Lightspan had federal and California net operating loss carryforwards of approximately $251.9 million and $52.3 million respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalization of research expenses and limitations on net operating losses for California tax purposes. The federal tax loss carryforwards will begin expiring in 2007 unless previously utilized. Through January 31, 2002, California tax loss carryforwards of $12.0 million have expired, and additional loss carryforwards will continue to expire in fiscal 2003. A valuation allowance has been recognized to offset the deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized. Pursuant to Internal Revenue Code Section 382 and 383, the use of Lightspan’s net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50%.

     Lightspan’s net operating loss carryforwards as of January 31, 2002, will expire as follows (in millions):

	Federal	State

2003	—	$10.5
2004	—	3.3
2005	—	4.5
2006	—	8.8
2007	$0.1	25.2
Remaining	251.8	—

Totals	$251.9	$52.3

Contractual Obligations

     The following summarizes our contractual obligations at January 31, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due By Period

	Total	1 Year or Less	1 — 3 Years	After 3 Years

Operating leases	$5,079	$2,512	$2,567	$—
Capital leases	282	242	40	—

Total	$5,361	$2,754	$2,607	$—

Common Shares Outstanding and Reserved for Future Issuance

     The following table summarizes common shares outstanding and reserved for future issuance at January 31, 2002 (in thousands):

Common stock options outstanding, unexercised	4,974
Common stock options reserved for future issuance	894
Employee stock purchase plan shares reserved for future issuance	165

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

     Upon completion of our initial public offering, and taking into effect the reverse split in January 2000, all of the above 749,605 warrants to purchase Series A through E preferred stock were converted, at their respective conversion rates, into warrants to purchase 403,591 shares of common stock. As of January 31, 2002, warrants to purchase 225,764 shares of common stock remained outstanding.

Liquidity and Capital Resources

     From inception through January 2002, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At January 31, 2002, we had $35.0 million of unrestricted cash and cash equivalents, $8.3 million in short-term investments and $1.7 million in restricted cash for a total of $45.0 million. The expansion of our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant operating losses since our inception and may continue to incur losses. We expect to continue to incur operating losses for the foreseeable future.

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

     Net cash used in operating activities was $31.7 million, $49.7 million and $25.3 million for fiscal 2002, 2001 and 2000, respectively. Net cash used during these periods was primarily to fund technology and development, sales and marketing, including promotion of Lightspan.com, and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now, Academic curriculum and fee-based subscription Internet products and services. We expect to begin to generate cash from operations in our third fiscal quarter of fiscal 2003, however, our negative operating cash flow may continue if we are unable to increase our sales.

     Net cash provided by investing activities was $20.8 million for fiscal 2002 relating primarily to the maturities, offset by purchases, of short-term investments purchased with proceeds from our initial public offering and $4.2 million used in the purchase of property and equipment. Net cash used in investing activities was $24.3 million for fiscal 2001 relating primarily to the purchases, offset by maturities, of short-term investments, $4.2 million used in the purchase of property and equipment and $2.8 million in cash paid for the acquisitions of eduTest and LearningPlanet.com. Net cash used in investing activities was $22.8 million for fiscal 2000 relating primarily to the $16.1 million increase in short-term investments and $4.3 million in cash paid for the acquisitions of Academic, Global Schoolhouse and StudyWeb.

     Net cash provided by financing activities was $0.3 million for fiscal 2002 relating primarily to proceeds from issuances of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options. Net cash provided by financing activities was $114.5 million for fiscal 2001, relating primarily to the proceeds from our initial public offering, private placements and the underwriter’s exercise of their overallotment option. Net cash provided by financing activities was $46.0 million for fiscal 2000 relating primarily to the proceeds from the issuance of preferred stock.

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

     As of January 31, 2002, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

Recently Issued Accounting Standards

     In June 2001, FASB issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141, effective June 30, 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The pooling of interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS 141 are similar to prior generally accepted accounting principles (“GAAP”), although SFAS 141 requires additional disclosures for transactions occurring after the effective date. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows. SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Effective February 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level (with a charge recorded as appropriate) by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP. Beginning in the first quarter of fiscal 2003, we will reclassify an assembled workforce intangible asset with an unamortized balance of $0.5 million to goodwill at the date of adoption and will no longer amortize goodwill, thereby eliminating (subject to future impairment charges) what would otherwise be an annual goodwill amortization of approximately $9.8 million. Unamortized goodwill was $14.2 million as of January 31, 2002. We will complete an initial goodwill impairment assessment during the first six months of fiscal 2003 to determine if an impairment charge should be recognized under SFAS 142. We cannot predict at this time whether a material impairment charge will be recorded.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. This statement becomes effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. We believe that the implementation of this standard will not have a material effect on our results of operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at January 31, 2002 or 2001. Declines in interest rates over time will, however, reduce our interest income.

Item 8. Financial Statements and Supplementary Data

     The Company’s consolidated financial statements at January 31, 2002 and 2001 and the Report of Ernst & Young LLP, Independent Auditors, are included in this report on Form 10-K on pages 41 through 64.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding our directors is incorporated by reference to the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers is located in Part I, Item I of this Annual Report, under the caption “Executive Officers and Key Employees of the Registrant.”

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Proxy Statement under the headings “Related-Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of the report:

		Page

(1)	Report of Ernst & Young LLP, Independent Auditors	42
	Consolidated Balance Sheets as of January 31, 2002 and 2001	43
	Consolidated Statements of Operations for the years ended January 31, 2002, 2001 and 2000	44
	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended January 31, 2002, 2001 and 2000	45
	Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000	46
	Notes to Consolidated Financial Statements	47

(2)	Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(3)	The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Footnote	Exhibit
Number	Number	Description

(5)	2.1	Agreement and Plan of Merger and Reorganization among Lightspan, Inc., Educator Acquisition, Inc., eduTest, Inc., and Certain Shareholders of eduTest, Inc. dated as of May 24, 2000.
(3)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(1)	3.2	Bylaws, as currently in effect.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen Stock Certificate.
(1)†	10.1	1992 Stock Option Plan.
(1)†	10.2	Forms of Incentive and Nonstatutory Stock Option Agreement under the 1992 Stock Option Plan.
(6)†	10.3	2000 Equity Incentive Plan.
(1)†	10.4	Form of Stock Option Agreement pursuant to the 2000 Equity Incentive Plan.
(6)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.
(1),(2)	10.6	Office Lease by and between the Company and Insurance Company of the West dated as of May 28, 1996.
(1)	10.7	Lease by and between the Travelers Insurance Company and Academic Systems Corporation dated as of July 1, 1996 and amended December 3, 1996.
(1),(2)	10.8	Office Sublease by and between the Company and Qualcomm Incorporated dated as of December 1, 1997 and amended September 21, 1998.
(1)	10.9	Office Lease by and between the Company and McWin Corporation dated as of May 1, 1997.
(1)	10.10	Office Lease by and between the Company and Auerbach Plaza Limited Partnership and Goliac, Inc., dated as of June 4, 1999.
(1)	10.11	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of February 25,1997 and amended December 31, 1997, March 31, 1998 and March 26, 1999.
(1)	10.12	Master Lease Agreement by and between the Company and Transamerica Business Credit Corporation dated as of August 14, 1997, including Schedules 1, 2, 3, 4 and 5 thereto.
(1)	10.13	Master Equipment Lease by and between the Company and Pentech Financial Services, Inc. dated as of July 25, 1999, including supplements 1, 2 and 3 thereto.
(1)	10.14	Equipment Financing Agreement by and between the Company and Pentech Financial Services, Inc. dated as of July 1, 1999.

Footnote	Exhibit
Number	Number	Description

(1)	10.15	Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated July 8, 1999.
(1)	10.16	Amendment and Waiver dated October 28, 1999.
(1)	10.17	Amendment to Investor Rights Agreement dated October 29, 1999.
(1)	10.18	Form of Indemnity Agreement between the Company and its directors and officers.
(1)	10.19	Developer Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 1996.
(1),(2)	10.20	Sale and License Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 1996.
(1),(2)	10.21	Letter Agreement by and between the Company and SmarterKids.com, Inc. dated as of July 12, 1999.
(1)	10.22	Academic Systems Fulfillment Agreement by and between Academic Systems Corporation and FGI Print Management dated as of June 12, 1998.
(1)	10.23	Series E Stock Purchase Agreement by and between the Company and CINAR Corporation dated as of October 29, 1999.
(1)	10.24	Warrant Agreement to purchase Series A preferred stock by and between the Company and Comdisco, Inc. dated as of March 15, 1994.
(1)	10.25	Warrant Agreement to purchase Series B preferred stock by and between the Company and Comdisco, Inc. dated as of May 30, 1995.
(1)	10.26	Warrant Agreement to purchase Series B preferred stock by and between the Company and Comdisco, Inc. dated as of April 26, 1996.
(1)	10.27	Warrant to purchase Series C preferred stock by and between the Company and Silicon Valley Bank dated as of March 24,1997.
(1)	10.28	Warrant Agreement to purchase Series C preferred stock by and between the Company and Comdisco, Inc. dated as of April 26, 1996.
(1)	10.29	Warrant to purchase Series D preferred stock by and between the Company and Montgomery Securities.
(1)	10.30	Form of Warrant to purchase Series D preferred stock.
(1)	10.31	Form of Warrant to purchase Series D preferred stock.
(1)	10.32	Letter Agreement regarding strategic initiatives by and between the Company and CINAR Corporation dated as of October 29, 1999.
(1)	10.33	Amendment and Waiver dated October 28, 1999.
(1)	10.34	Warrant to purchase Series E preferred stock by and between the Company and Comdisco, Inc.
(1)	10.35	Form of Warrant to purchase Series E preferred stock.
(1)	10.36	Warrant to purchase Series D preferred stock by and between the Company and SZ Investments L.L.C. dated as of June 6, 1997.
(1)	10.37	Oracle Reseller agreement, dated as of August 9, 1994, including Addendums.
(1)	10.38	Form of Warrant to purchase common stock by and between the Company and Cox Communications Holdings, Inc. issued concurrent with the closing of our initial public offering.
(1)	10.39	Stock Purchase Agreement by and between the Company and Cox Communications Holdings, Inc. dated as of January 11, 2000.
(1)	10.40	Stock Purchase Agreement by and between the Company and Gateway Companies, Inc. dated as of January 12, 2000.
(3)	10.41	Amendment to Warrant to purchase Series E preferred stock by and between the Company and CINAR Corporation dated as of January 25, 2000.
(3)	10.42	Office Lease by and between the Company and Lyon & Lyon LLP dated as of March 31, 2000.
(4)	10.43	Licensed Developer Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 2000.
(4)	10.44	PlayStation®2 Development System Agreement by and between the Company and Sony Computer Entertainment America dated as of March 7, 2000.
(4)	10.45	Master Equipment Lease Extension Letter by and between the Company and Pentech Financial Services, Inc. dated as of March 29, 2000.
(5)	10.46	Lease Agreement by and between Global Partner Ventures, LLC and Koger Equity, Inc. dated as of October 16, 1998, as amended.
(5)	10.47	Separation Agreement by and between Winifred B. Wechsler and the Company, dated as of July 31, 2000.

Footnote	Exhibit
Number	Number	Description

(6)†	10.48	Separation Agreement by and between Merritt D. Farren and the Company, dated as of January 31, 2001.
(6)†	10.49	Form of Employment Agreement — Tier I for John T. Kernan and Carl E. Zeiger
(6)†	10.50	Form of Employment Agreement — Tier II for Michael A. Sicuro, Sandra K. Fivecoat and James M. Dredge.
(5)	21.1	Subsidiaries of the registrant.
(7)	23.1	Consent of Ernst & Young LLP, Independent Auditors.
(7)	24.1	Power of Attorney. See page 40.
†	Denotes management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

(2)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(3)	Filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, or amendments thereto, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Three Months Ended April 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-42288, or amendments thereto, and incorporated herein by reference.

(6)	Filed as on exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference.

(7)	Filed with this report.

(b) Current Reports on Form 8-K

     On February 14, 2002 the Board of Directors of Lightspan, Inc. approved the adoption of a share purchase rights plan. Terms of the plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend is payable on March 8, 2002 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $10.00 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a common share. The description and terms of the rights are set forth in the rights agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2002.

Lightspan, Inc.

By:	/s/ CARL E. ZEIGER

April 29, 2002	Carl E. Zeiger, President, Chief Operating Officer and Director

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

Signature	Title	Date

/s/ JOHN T. KERNAN John T. Kernan	Chief Executive Officer and Chairman (Principal Executive Officer)	April 29, 2002

/s/ CARL E. ZEIGER Carl E. Zeiger	President, Chief Operating Officer, and Director	April 29, 2002

/s/ MICHAEL A. SICURO Michael A. Sicuro	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2002

/s/ JAMES W. BREYER James W. Breyer	Director	April 29, 2002

/s/ BARRIE USHER Barrie Usher	Director	April 29, 2002

/s/ BARRY J. SCHIFFMAN Barry J. Schiffman	Director	April 29, 2002

/s/ JEFFREY W. BROWN Jeffrey W. Brown	Director	April 29, 2002

/s/ ELIZABETH R. COPPINGER Elizabeth R. Coppinger	Director	April 29, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders Lightspan, Inc.

     We have audited the accompanying consolidated balance sheets of Lightspan, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightspan, Inc. at January 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
February 22, 2002

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$35,033	$45,566
Short-term investments available for sale	8,333	32,683
Accounts receivable, less allowance for doubtful accounts of $930 (2002) and $573 (2001)	11,477	11,253
Finished goods inventory	2,432	2,567
Restricted cash	826	1,115
Other current assets	1,449	2,379

Total current assets	59,550	95,563
Restricted cash	827	3,653
Property and equipment, net	6,839	5,886
Goodwill, net of accumulated amortization of $21,583 (2002) and $11,603 (2001)	14,241	24,139
Intangible assets, net	15,278	23,596
Deposits and other assets	685	1,061

Total assets	$97,420	$153,898

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,421	$5,990
Accrued liabilities	12,242	9,295
Acquisition consideration payable	—	2,000
Deferred revenues	10,682	8,122
Other current liabilities	227	373

Total current liabilities	27,572	25,780
Deferred revenues, less current portion	1,282	1,240
Other liabilities	271	563
Stockholders’ equity:
Convertible preferred stock, par value $0.001:
Authorized shares — 20,000
Issued and outstanding shares — 0
Aggregate liquidation preference — $0	—	—
Common stock, par value $0.001:
Authorized shares — 250,000
Issued and outstanding shares — 47,029 (2002) and 46,044 (2001)	47	46
Additional paid-in capital	356,887	354,415
Deferred compensation	(278)	(1,314)
Accumulated other comprehensive loss	—	(714)
Accumulated deficit	(288,361)	(226,118)

Total stockholders’ equity	68,295	126,315

Total liabilities and stockholders’ equity	$97,420	$153,898

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended January 31,

	2002	2001	2000

Revenues:
Software licenses	$34,309	$79,553	$2,210
Internet subscriptions	7,935	4,556	1,791
Professional services	9,343	9,175	6,546
Hardware and other	5,945	5,790	6,369

Total revenues	57,532	99,074	16,916
Cost of revenues:
Software licenses	6,564	14,887	676
Internet subscriptions	1,952	2,004	548
Professional services	5,411	4,780	3,142
Hardware and other	3,802	3,615	5,368

Total cost of revenues	17,729	25,286	9,734

Gross profit	39,803	73,788	7,182
Operating expenses:
Sales and marketing	49,367	56,920	35,643
Technology and development	24,424	25,775	12,400
General and administrative	11,670	9,425	6,660
Stock-based compensation	747	2,398	3,704
Amortization of intangible assets	18,298	16,005	4,975
Restructuring	—	1,600	—

Total operating expenses	104,506	112,123	63,382

Loss from operations	(64,703)	(38,335)	(56,200)
Interest income	2,571	6,315	747
Interest expense	(111)	(100)	(268)

Net loss	(62,243)	(32,120)	(55,721)
Preferred stock dividend	—	(16,506)	—

Net loss applicable to common stockholders	$(62,243)	$(48,626)	$(55,721)

Net loss per share:
Basic and diluted	$(1.34)	$(1.10)	$(13.61)

Weighted average shares — basic and diluted	46,373	44,019	4,094

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED JANUARY 31, 2002, 2001 and 2000
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional
					Paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at February 1, 1999	35,528	$35	3,541	$4	$110,675
Issuance of Series E convertible preferred stock	6,614	7	—	—	33,018
Issuance of Series E convertible preferred stock in exchange for future advertising	80	—	—	—	400
Series E convertible preferred stock issued in connection with the acquisition of Academic Systems	7,192	7	—	—	35,952
Series E convertible preferred stock issued in connection with the acquisition of StudyWeb	217	—	—	—	1,085
Issuance of common stock in connection with the acquisition of Academic Systems	—	—	570	—	4,711
Issuance of options and warrants in connection with the acquisition of Academic Systems	—	—	—	—	1,818
Issuance of Series E preferred stock	2,600	3	—	—	12,997
Exercise of stock options	—	—	653	1	361
Deferred compensation related to stock options	—	—	—	—	8,723
Amortization of deferred compensation	—	—	—	—	—
Net loss and comprehensive net loss	—	—	—	—	—

Balance at January 31, 2000	52,231	52	4,764	5	209,740
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(52,231)	(52)	27,088	27	25
Issuance of common stock in initial public offering, net of offering costs, commissions and discounts of $9,042	—	—	8,155	8	88,811
Issuance of common stock in private placements, net of advisory fees of $930	—	—	2,125	2	24,568
Issuance of common stock in connection with the purchase of eduTest and LearningPlanet.com, net of registration fees	—	—	1,019	1	8,934
Issuance of common stock	—	—	1,515	2	7,331
Reduction to deferred compensation related to stock options	—	—	—	—	(1,499)
Amortization of deferred compensation	—	—	—	—	—
Use of advertising credits	—	—	—	—	—
Preferred stock dividend	—	—	1,378	1	16,505
Comprehensive loss:
Unrealized loss	—	—	—	—	—
Net loss	—	—	—	—	—
Comprehensive loss	—	—	—	—	—

Balance at January 31, 2001	—	—	46,044	46	354,415
Issuance of common stock to Learning Planet.com and eduTest	—	—	263	—	2,067
Exercise of stock options	—	—	185	—	147
Reduction to deferred compensation related to stock options	—	—	—	—	(289)
Amortization of deferred compensation	—	—	—	—	—
Common Stock issued under Employee Stock Purchase Plan	—	—	537	1	547
Comprehensive loss:
Net change in unrealized loss	—	—	—	—	—
Net loss	—	—	—	—	—
Comprehensive loss	—	—	—	—	—

Balance at January 31, 2002	—	$—	47,029	$47	$356,887

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Total
	Deferred		Other		Stockholders'
	Advertising	Deferred	Comprehensive	Accumulated	Equity
	Expense	Compensation	Loss	Deficit	(Deficit)

Balance at February 1, 1999	$—	$(192)	$—	$(121,771)	$(11,249)
Issuance of Series E convertible preferred stock	—	—	—	—	33,025
Issuance of Series E convertible preferred stock in exchange for future advertising	(400)	—	—	—	—
Series E convertible preferred stock issued in connection with the acquisition of Academic Systems	—	—	—	—	35,959
Series E convertible preferred stock issued in connection with the acquisition of StudyWeb	—	—	—	—	1,085
Issuance of common stock in connection with the acquisition of Academic Systems	—	—	—	—	4,711
Issuance of options and warrants in connection with the acquisition of Academic Systems	—	—	—		1,818
Issuance of Series E preferred stock	—	—	—	—	13,000
Exercise of stock options	—	—	—	—	362
Deferred compensation related to stock options	—	(8,723)	—	—	—
Amortization of deferred compensation	—	3,704	—	—	3,704
Net loss and comprehensive net loss	—	—	—	(55,721)	(55,721)

Balance at January 31, 2000	(400)	(5,211)	—	(177,492)	26,694
Conversion of convertible preferred stock into common stock upon completion of initial public offering	—	—	—	—	—
Issuance of common stock in initial public offering, net of offering costs, commissions and discounts of $9,042	—	—	—	—	88,819
Issuance of common stock in private placements, net of advisory fees of $930	—	—	—	—	24,570
Issuance of common stock in connection with the purchase of eduTest and LearningPlanet.com, net of registration fees	—	—	—	—	8,935
Issuance of common stock	—	—	—	—	7,333
Reduction to deferred compensation related to stock options	—	1,499	—	—	—
Amortization of deferred compensation	—	2,398	—	—	2,398
Use of advertising credits	400	—	—	—	400
Preferred stock dividend	—	—	—	(16,506)	—
Comprehensive loss:
Unrealized loss	—	—	(714)		(714)
Net loss	—	—	—	(32,120)	(32,120)

Comprehensive loss	—	—	—	—	(32,834)

Balance at January 31, 2001	—	(1,314)	(714)	(226,118)	126,315
Issuance of common stock to Learning Planet.com and eduTest	—	—	—	—	2,067
Exercise of stock options	—	—	—	—	147
Reduction to deferred compensation related to stock options	—	289	—	—	—
Amortization of deferred compensation	—	747	—	—	747
Common Stock issued under Employee Stock Purchase Plan	—	—	—	—	548
Comprehensive loss:
Net change in unrealized loss	—	—	714		714
Net loss	—	—	—	(62,243)	(62,243)

Comprehensive loss	—	—	—	—	(61,529)

Balance at January 31, 2002	$—	$(278)	$	$(288,361)	$68,295

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,

	2002	2001	2000

Operating activities:
Net loss	$(62,243)	$(32,120)	$(55,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,265	1,821	1,193
Provision for doubtful accounts	357	(78)	188
Amortization of intangible assets	18,298	16,005	4,975
Amortization of deferred stock-based compensation	747	2,398	3,704
Change in deferred advertising expense	—	400	—
Restructuring charge, non-cash portion	—	533	—
Changes in operating assets and liabilities, net of effects of assets acquired:
Accounts receivable	(581)	5,266	(7,099)
Finished goods inventory	135	(1,451)	434
Deferred cost of revenue	—	8,709	(5,154)
Restricted cash	3,115	(4,768)	—
Deposits and other assets	1,306	(527)	(1,670)
Accounts payable, accrued and other liabilities	1,300	329	4,383
Deferred revenue	2,602	(46,188)	29,485

Net cash flows used in operating activities	(31,699)	(49,671)	(25,282)
Investing activities:
Purchases of short-term investments	(121,845)	(35,753)	(16,132)
Maturities of short-term investments	146,909	18,488	—
Purchase of property and equipment	(4,218)	(4,204)	(2,353)
Proceeds from sale of property and equipment	—	—	5
Net cash paid for acquisitions	—	(2,845)	(4,302)

Net cash flows provided by (used in) investing activities	20,846	(24,314)	(22,782)
Financing activities:
Proceeds from issuance of common stock	548	114,011	—
Proceeds from issuance of preferred stock	—	—	46,025
Proceeds from capital leases	—	—	683
Principal repayments on capital leases	(375)	(391)	(1,064)
Principal repayments on notes payable	—	(257)	(52)
Net proceeds from exercise of stock options	147	1,155	362

Net cash flows provided by financing activities	320	114,518	45,954

Increase (decrease) in cash and cash equivalents	(10,533)	40,533	(2,110)
Cash and cash equivalents at beginning of year	45,566	5,033	7,143

Cash and cash equivalents at end of year	$35,033	$45,566	$5,033

Supplemental disclosure of cash flow information:
Interest paid	$111	$100	$173

Supplemental schedule of noncash investing and financing activities:
Reduction in deferred stock-based compensation	$289	$(1,499)	$8,723

Conversion of convertible preferred stock into common stock	$—	$52	$—

Issuance of common stock related to the acquisitions of Academic, eduTest and LearningPlanet.com	$67	$14,490	$4,711

Issuance of common stock as preferred stock dividend	$—	$16,506	$—

Series E preferred stock issued in connection with the Acquisition of Academic	$—	$—	$35,959

Valuation of options and warrants issued in connection with the acquisition of Academic	$—	$—	$1,818

Additional consideration payable related to the acquisitions of Academic and eduTest	$(2,000)	$2,000	$5,341

Series E preferred stock issued for future advertising	$—	$—	$400

Series E preferred stock issued in connection with the acquisition of StudyWeb	$—	$—	$1,085

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

     Lightspan, Inc. (“Lightspan”) was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. The Lightspan Reading Center is a complete online reading program that supports student achievement and helps educators make more informed instructional decisions. Lightspan eduTest Assessment is a comprehensive accountability and assessment online subscription program that allows educators to quickly identify district, school, class, and student strengths and needs relating to state and national standards. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Web-enhanced versions of Academic’s Interactive Mathematics and Interactive English which allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations.

Principles of Consolidation

     The consolidated financial statements include the accounts of Lightspan and its wholly-owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“eduTest” or “eduTest.com”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with original maturities when acquired of three months or less. Restricted cash consists of certificates of deposit that are used as collateral against lines of credit.

Short-term investments

     Short-term investments consist of fixed income investments with an original maturity of greater than three months such as United States treasury securities, obligations of the United States government agencies and other investment grade securities such as commercial paper and corporate bonds rated AA or better. The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” to its investments in short-term investments. Short-term investments classified as available-for-sale are recorded at estimated fair value with unrealized gains or losses reported in stockholders’ equity.

Accounts Receivable

     Substantially all of Lightspan’s accounts receivable are from school districts and colleges located throughout the United States and Puerto Rico. The company maintains an adequate level of accounts receivable reserves in order to minimize the risk of loss due to uncollectible accounts. Management periodically assesses the adequacy of these reserves based on various business risk factors that include availability of customer funding and customer delinquency trends. Historically, uncollected accounts have been minimal and have not exceeded management’s expectations.

Inventory

     Inventory consists primarily of hardware and software and is stated at the lower of cost (first in, first out basis) or market.

Property and Equipment

     Property and equipment is stated at cost and depreciated or amortized over the shorter of the estimated useful life of the related asset (two to five years) or the term of the lease, using the straight-line method.

Amortization of Intangible Assets

     Intangible assets consist of customer base, core technology, trademark and trade name, assembled workforce and goodwill and are amortized over useful lives ranging from three to ten years. See “Recently Issued Accounting Standards” below.

Deferred Revenues

     Payments received in advance of amounts earned are recorded as deferred revenue in the accompanying financial statements.

Impairment of Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of these assets exceeds the future undiscounted cash flows attributable to these assets. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the assets over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Revenue

     Lightspan derives its revenues from the licensing of software, product implementation, materials, training services, customer support services, Internet subscriptions, and the sale of PlayStation game consoles and accessories.

Software Licenses

     We recognize revenue from license agreements when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

     Lightspan sells its Lightspan Achieve Now licenses in three distinct grade clusters — grades K through 2; grades 3 through 4; and grades 5 through 8. Each grade cluster includes up to 40 separate Lightspan Achieve Now titles, with each title consisting of one distinct CD-ROM. As of January 31, 2000, there were a total of 77 separate titles, some of which were included in more than one grade cluster. From fiscal 1997 through fiscal 2000, certain titles were under development at various stages in the development cycle. Lightspan considers titles that have completed the development cycle and have been released for shipment to customers to be “completed,” and considers titles still in the development cycle to be “as-yet uncompleted.” As of January 31, 2000, 72 of the 77 titles had been completed and five of the 77 titles were still as-yet uncompleted.

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

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB”) 101, Revenue Recognition in Financial Statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. SAB 101 requires, among other things, that license and other up-front fees be recognized over the term of the agreement, unless the fees are nonrefundable and in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company currently recognizes revenue in accordance with SAB 101, and the adoption in fiscal 2001 did not have a material effect on the Company’s financial position and results of operations.

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

Internet Subscriptions

     Revenue derived from fee-based Internet subscriptions recognized on a straight-line basis over the term of the agreement, generally one year.

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

Advertising Costs

     Advertising costs are expensed as incurred and were $0.2 million, $5.7 million, and $0.4 million for the years ended January 31, 2002, 2001 and 2000, respectively.

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

Web Site Development Costs

     Technology and development expenses also include Web site development costs which are evaluated under Emerging Issues Task Force (“EITF”) 00-2 Accounting for Web Site Development Costs. Web site development costs for which a plan exists to market the Web-site externally are accounted for pursuant to SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and are expensed as incurred until technological feasibility has been established and a definitive decision has been made to proceed with the commercial launch of the Web site. To date, technological feasibility has not been met until substantial completion of the Web site, and therefore costs associated with Web site development costs have been expensed as incurred.

     Web site development costs relating to software (which includes Web site application, infrastructure and graphics) used to operate a web site internally and for which a plan to market the Web site externally does not exist are accounted for in accordance with SOP 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. According to SOP 98-1, once capitalization criteria of SOP 98-1 have been met, the Company capitalizes costs such as external direct costs of materials and services, payroll and payroll related costs for employees who are directly associated with developing the internal—use software or upgrades and enhancements that result in additional functionality. Training costs, data conversion costs and operating expenses are expensed as incurred. As of January 31, 2002, the Company had not incurred any Web site development costs meeting the criteria for capitalization.

Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Lightspan has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock-based employee compensation. Under APB No. 25, if the exercise price of Lightspan’s employee and director stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. When the exercise price of the employee or director stock options is less than the fair value of the underlying stock on the grant date, Lightspan records deferred stock compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, (“FIN 28”), over the vesting period of the options. Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF 96-18, and recognized over the related service period.

Comprehensive Loss

     The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company’s net loss and its total comprehensive loss are included in a supplementary schedule in the statement of stockholders’ equity for the years ended January 31, 2002 and 2001. Total comprehensive loss was equivalent to reported net loss for the year ended January 31, 2000.

Segment Reporting

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. This establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 10.

Net Loss Per Share

     Lightspan computes net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options, convertible preferred stock (as if converted), warrants for common stock, and restricted stock that has not yet fully vested. Potentially dilutive securities totaled 1.2 million, 1.4 million, and 29.5 million for the years ended January 31, 2002, 2001 and 2000, respectively, and were excluded from the diluted earnings per share because of their antidilutive effect.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires Lightspan management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Short-term investments, consisting primarily of U.S. Agency securities that mature within one year, are carried at fair value, which is based on quoted market prices for such securities.

Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with the current period presentation.

Recently Issued Accounting Standards

     In June 2001, FASB issued Statement of Financial Accounting Statement, or SFAS, No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141, effective June 30, 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The pooling of interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS 141 are similar to prior generally accepted accounting principles (“GAAP”), although SFAS 141 requires additional disclosures for transactions occurring after the effective date. We do not believe that the adoption of this statement will have a material impact on our results of operations, financial position or cash flows. SFAS 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Effective February 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS 142 also provides additional guidance on acquired intangibles that should be separately (with a charge recorded as appropriate) recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP. Beginning in the first quarter of fiscal 2003, we will reclassify an assembled workforce intangible asset with an unamortized balance of $0.5 million to goodwill at the date of adoption and will no longer amortize goodwill, thereby eliminating (subject to future impairment charges) what would otherwise have been an annual goodwill amortization of approximately $9.8 million. Unamortized goodwill was $14.2 million as of January 31, 2002. We will complete an initial goodwill impairment assessment during the first six months of fiscal 2003 to determine if an impairment charge should be recognized under SFAS 142. We cannot predict at this time whether a material impairment charge will be recorded.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supercedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. This statement becomes effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. We believe that the implementation of this standard will not have a material effect on our results of operations or financial position.

2. Detailed Balance Sheet Information (In thousands)

     Cash and cash equivalents consist of the following:

	January 31,

	2002	2001

Cash	$1,344	$893
Money market accounts	33,689	27,880
Commercial paper	—	9,296
U.S. government securities	—	7,457
Certificates of deposit	—	40

	$35,033	$45,566

Restricted cash
Certificates of deposit, current portion	826	1,115
Certificates of deposit, long term portion	827	3,653

Total restricted cash	$1,653	$4,768

     Included in unrealized losses for the year ended January 31, 2001 is $0.8 million related to an investment in Pacific Gas and Electric. This investment had an original maturity of less than ninety days and was therefore classified in cash and cash equivalents, and the unrealized loss was included in other comprehensive income in the statement of stockholders equity. During April 2001, the Company’s third-party investment manager repurchased this security at par value and the Company adjusted the unrealized loss accordingly.

     At January 31, 2002, short-term investments consisted of the following.

		Unrealized	Fair
	Amortized Cost	Gain (Loss)	Market Value

U.S. government securities	$8,333	$—	$8,333

Cash and cash equivalents	$35,033	$—	$35,033

Total cash and cash equivalents and short-term investments	$43,366	$—	$43,366

     At January 31, 2001, short-term investments consisted of the following.

		Unrealized	Fair
	Amortized Cost	Gain (Loss)	Market Value

Commercial paper	$19,819	$—	$19,819
U.S. Corporate bonds	6,077	35	6,112
Certificates of deposit	4,212	12	4,224
U.S. government securities	2,527	1	2,528

Total short-term investments	$32,635	$48	$32,683

Cash and cash equivalents	$46,328	$(762)	$45,566

Total cash and cash equivalents and short-term investments	$78,963	$(714)	$78,249

     Intangible assets consist of the following:

	January 31,

	2002	2001

Customer base	$17,500	$17,500
Core technology	10,400	10,400
Trademark and trade name	4,100	4,100
Assembled workforce	1,200	1,200

	33,200	33,200
Less accumulated amortization	(17,922)	(9,604)

	$15,278	$23,596

     Property and equipment consist of the following:

	January 31,

	2002	2001

Computer equipment	$12,506	$9,871
Software	2,718	1,242
Office furniture and equipment	2,045	1,938

	17,269	13,051
Less accumulated depreciation and amortization	(10,430)	(7,165)

	$6,839	$5,886

     Accrued liabilities consist of the following:

	January 31,

	2002	2001

Accrued compensation and related expenses	$10,876	$7,311
Other accrued liabilities	1,366	1,984

	$12,242	$9,295

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

     The Series E convertible preferred stock was valued at $5.00 per share (the same price that such shares were sold for cash in July, September and October 1999). The merger agreement included a “put right” whereby Academic common shareholders could elect to receive cash of $1.00 per Academic common share ($8.26 per Lightspan common share on an as-converted basis) in lieu of shares of Lightspan common stock. Shareholders approximating 21% of Academic’s common shares and outstanding options exercised the “put right,” resulting in an aggregate cash payment of $1.7 million. The remaining Academic common shares and options to purchase common shares were converted to Lightspan common stock and options to purchase common stock at a ratio of .12121-to-1. The 570,356 common shares to be issued were valued at $8.26 per share (the same price on an as-converted basis that Academic common shareholders and optionholders were paid upon election of the “put right”). The 263,404 options to purchase Lightspan common stock that were issued to Academic optionholders were recorded at their fair value of $6.82 per share in accordance with APB 16 with the fair value determined by the minimum value method.

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

     The aggregate purchase price totaled $49.9 million as follows (in thousands):

Valuation of Series E convertible preferred stock issued	$35,959
Valuation of common stock issued	4,711
Issuance of cash pursuant to exercise of “put right”	1,734
Valuation of options and warrants exchanged for Academic options and warrants	1,818
Acquisition costs	369
Additional consideration issuable in Series E convertible preferred stock (common stock upon completion of the Offering)	5,342

Aggregate purchase price	$49,933

     The purchase price was allocated to the assets acquired, consisting principally of intangible assets and goodwill, which are being amortized over useful lives ranging from four to ten years. The accompanying consolidated financial statements include the results of operations of Academic since September 20, 1999, the date the acquisition was consummated.

Acquisition of Global Schoolhouse

     On September 2, 1999, Lightspan acquired certain assets of The Global SchoolNet Foundation, principally consisting of the Web site GlobalSchoolhouse.com, an education Web site designed to help teachers develop and manage collaborative learning projects online, and related intellectual property, for $2.5 million in cash. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired, principally intangible assets related to the Web site, which are being amortized over a three-year useful life. The accompanying consolidated financial statements include the results of operations of Global Schoolhouse since September 2, 1999. On September 25, 2001 Lightspan and Global SchoolNet Foundation entered into a licensing agreement whereby Global SchoolNet Foundation agreed to operate and maintain the Global Schoolhouse website, and was granted the right to use certain content assets acquired by Lightspan in the initial acquisition that enable Global SchoolNet Foundation to continue to pursue its charitable educational endeavors. This transaction will ensure that the Global Schoolhouse educational content and activities remains available to customers of Lightspan’s The Lightspan Network online educational subscription service.

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

Acquisition of eduTest, Inc.

     On May 24, 2000, Lightspan entered into a merger agreement with eduTest, which offered a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students’ progress in the classroom. In connection with the merger agreement, which was consummated on June 23, 2000, Lightspan paid $2.2 million in cash, $1.3 million of which was paid to eduTest common shareholders and the remaining $1.1 million of which was paid in satisfaction of various obligations of eduTest. Lightspan also issued 1,028,543 shares of common stock with a value at the measurement date of $8.75 per share valued at $9.0 million, with a potential for up to an additional 228,561 hold-back shares valued at $2.0 million over the next 18 months and up to an additional $2.0 million in stock over the subsequent 12 months based upon certain revenue based performance criteria, in exchange for all of the outstanding common and preferred shares of eduTest. The acquisition was accounted for as a purchase.

     In December 2001 we issued 228,561 shares of our common stock which had been initially held back from the purchase price as security for indemnification and other obligations of eduTest. The aggregate purchase price, including the 228,561 hold-back shares valued at $2.0 million, but excluding the $2.0 million in potential earnout payments, totaled $13.6 million as follows (in thousands):

Valuation of common stock issued	$9,000
Valuation of hold-back shares	2,000
Acquisition costs	287
Cash paid to eduTest shareholders	1,309
Cash paid in satisfaction of certain eduTest liabilities	1,054

Aggregate purchase price	$13,650

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

Pro forma financial information

     The following unaudited pro forma financial information assumes the acquisitions of Academic, Global Schoolhouse, Study Web, eduTest and LearningPlanet.com were consummated on February 1, 2000 (in thousands, except per share data):

	Years Ended January 31,

	2002	2001

Revenues	$57,532	$99,607
Net loss	$(62,243)	$(51,607)
Net loss per share, basic and diluted	$(1.34)	$(1.19)

4. Restructuring

     Restructuring. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products, which was fully implemented during the quarter ended October 31, 2000. The restructuring charge included $1.2 million of involuntary termination benefits relating to the termination of 14 employees in August 2000. The Company also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with our free Internet site that will no longer be used to generate revenue. As of January 31, 2001, the Company had paid $1.0 million in involuntary termination benefits and exit costs and the remaining involuntary termination benefits were substantially paid during the year ended January 31, 2002.

5. Letter of Credit and Financing Facility

     In October 2000, Lightspan entered into a $2.5 million letter of credit with a financial institution related to a three-year contract with a customer whereby in the event of cancellation of the contract, the customer can draw an amount equivalent to the value of any non-delivered services, not to exceed the value of the letter of credit. The amount of this letter of credit will decrease to $0.8 million on September 30, 2002 and will expire on September 30, 2003. The letter of credit is collateralized by a $1.7 million certificate of deposit and the face value of the certificate of deposit is recorded as restricted cash. As of January 31, 2002, the contract has not been cancelled and no amount has been drawn against the letter of credit.

6. Commitments and Contingencies

     Lightspan leases its facilities under operating lease agreements subject to annual escalation provisions based upon the Consumer Price Index. Facilities rent and operating lease expenses were $2.4 million, $1.9 million and $1.2 million, for the years ended January 31, 2002, 2001 and 2000, respectively.

     At January 31, 2002, future minimum lease payments for all leases with initial terms of one year or more are as follows for each fiscal year ending January 31 (in thousands):

	Operating	Capital
	Leases	Leases

2003	$2,512	$242
2004	2,093	40
2005	402	—
2006	72	—

Total minimum lease payments	$5,079	282

Less amounts representing interest		(16)

Present value of future minimum lease payments		266
Less current portion of capital lease obligations		(227)

Long-term capital lease obligations		$39

     Capital lease obligations are included in other liabilities on the balance sheet at January 31, 2002. Amortization on assets under capital lease is included with depreciation expense in property and equipment.

     In addition, Lightspan subleases a portion of their facilities for a period of one year subject to one-year renewal options. Sublease income was $0.2 million, $0.5 million and $0.4 million for the years ended January 31, 2002, 2001 and 2000, respectively.

7. Stockholders’ Equity

Initial Public Offering

     On February 15, 2000, Lightspan completed its initial public offering (the “Offering”) of 7,500,000 shares of common stock at $12 per share. Lightspan also issued 2,125,000 shares at the same price in private placements that occurred concurrently with the Offering. In March 2000 the underwriters exercised a portion of their overallotment option and purchased 655,150 additional shares at the Offering price. Total net proceeds as a result of the Offering, private placements and overallotment exercise after deducting the underwriting discount and commissions, offering expenses and financial advisory fees was approximately $113.4 million.

Convertible Preferred Stock

     All series of preferred stock automatically converted into 27,087,810 shares of common stock at the then effective conversion price upon the closing of the Offering on February 15, 2000.

     Upon the completion of the Offering, warrants to purchase up to 2,760,160 shares of Series D preferred stock at $.02 per share converted into warrants to purchase up to 1,380,080 shares of common stock and were automatically exercised, resulting in the issuance of 1,377,762 shares of common stock (after application of certain “net exercise” provisions that permitted exercise without additional cash payment combined with the issuance of a reduced number of shares). As a result, on February 15, 2000, Lightspan accounted for the intrinsic value by charging retained earnings an additional $16.5 million and increasing the carrying amount of common stock by a corresponding amount. Such amount increased the net loss per share applicable to common stockholders for the year ended January 31, 2001.

Stock Option Plan

     In 1993, Lightspan adopted its 1993 Stock Option Plan, which was renamed the 2000 Equity Incentive Plan (the “Plan”) upon the close of the Offering. Upon the closing of its acquisition of Academic, Lightspan assumed Academic's 1992 Stock Option Plan. All options outstanding under the 1992 Stock Option Plan were converted into options to purchase shares of Lightspan common stock, and are included in the summary below. Options for common stock may be incentive stock options or non-statutory stock options and are granted at the discretion of the Board of Directors. The Plan permits immediate exercise of options with the unvested portion subject to repurchase by Lightspan at the original exercise price, in the event of termination of employment. Non-statutory stock options may be granted to employees, directors and consultants whereas incentive stock options may be granted to employees and directors only. The option price for incentive stock options shall not be less than 100% of the fair value on the date of grant, and the option price of non-statutory options shall not be less than 85% of the fair value on the date of grant. The maximum term of options granted under the Plan is ten years. Incentive stock options granted under the Plan generally vest at the rate of 25% after one year from the vesting commencement date and 1/36 of the remaining shares every month thereafter. Non-statutory stock options generally vest at the rate of 50% after one year from the vesting commencement date and the remaining 50% after two years from such date.

     At January 31, 2002, Lightspan was authorized to issue 8,164,940 shares of common stock to eligible employees, officers, directors and consultants under the Plan, of which options to purchase 893,937 shares were available for future grant at January 31, 2002.

     A summary of Lightspan’s stock option activity and related information is as follows (in thousands, except per share data):

	Years Ended January 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	4,420	$4.28	3,782	$4.16	1,783	$.78
Granted	2,024	$1.19	2,494	$4.89	2,986	$5.48
Exercised	(185)	$0.79	(597)	$1.94	(653)	$.54
Forfeited	(1,285)	$4.68	(1,259)	$6.23	(334)	$2.09

Outstanding — end of year	4,974	$3.05	4,420	$4.28	3,782	$4.16

Exercisable at end of year	1,624		1,115		896

Weighted average fair value of Options granted during the year	$1.19		$4.84		$3.96

     The following table summarizes information about stock options outstanding as of January 31, 2002 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average Remaining	Weighted Average		Weighted Average
Range of Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$0.01 — $ 1.90	2,276	8.0	$1.09	395	$1.00
$1.91 — $ 3.80	1,252	6.5	$2.47	493	$2.47
$3.81 — $ 5.70	480	2.8	$4.07	265	$4.05
$5.71 — $ 7.60	420	7.4	$5.79	178	$5.78
$7.61 — $ 9.50	259	4.5	$8.34	137	$8.33
$9.51 — $11.40	265	2.3	$10.09	145	$10.09
$13.30 — $15.20	3	3.9	$14.25	1	$14.25
$17.10 — $19.00	19	7.3	$19.00	10	$19.00

	4,974	6.6	$3.05	1,624	$4.01

     Pro forma information regarding net loss is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options subsequent to Lightspan’s initial public offering and using the minimum value method for nonpublic entities for options prior to Lightspan’s initial public offering, with the following weighted average assumptions for each of the years ended January 31, 2002, 2001 and 2000, respectively: ten year risk-free interest rates of 4.90%, 6.51% and 5.75%, respectively; dividend yields of 0%; weighted-average expected life of the options of four to five years; and expected volatility of 121% for the year ended January 31, 2002. The minimum value option pricing model used for the year ending January 31, 2000 excludes the factor of volatility.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. Lightspan’s pro forma information is as follows (in thousands, except per share data):

	Years Ended January 31,

	2002	2001	2000

Pro forma net loss	$(63,251)	$(52,208)	$(57,236)

Pro forma net loss per share, basic and diluted	$(1.36)	$(1.19)	$(13.98)

2000 Employee Stock Purchase Plan

     In October 1999, Lightspan adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) whereby a total of 500,000 shares of common stock were reserved for issuance under the Purchase Plan. This share reserve shall automatically increase each year, based upon a formula, by an amount not to exceed 1% of our total outstanding common stock at the time of the automatic increases. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. For the years ended January 31, 2002 and 2001, employees purchased 536,999 and 305,163 shares, respectively, under the Purchase Plan. As of January 31, 2002, 164,738 shares remained available for issuance prior to the automatic increase.

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

Common Shares Reserved for Future Issuance

     The following table summarizes common shares reserved for future issuance at January 31, 2002:

Common stock options	893,937
Employee stock purchase plan	164,738

Total common shares reserved for issuance	1,058,675

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

     The warrants to purchase Series A through D preferred stock were valued at an aggregate of $0.2 million and were recorded as debt discounts and accreted into interest expense over the life of the applicable financing agreements. The fair value of the warrants were estimated at the dates of grant using the minimum value method with the following assumptions: risk free interest rate at the date of grant of 6.00%; an expected warrant life of two years; and no annual dividends. There were no such amounts included in interest expense for the years ended January 31, 2002, 2001 and 2000.

     In connection with the acquisition of Academic Systems Corporation (“Academic”), Lightspan converted 50,000 warrants to purchase Academic Series C preferred stock originally issued in connection with lease financing into 8,000 warrants to purchase Lightspan Series E preferred stock; and 34,216 warrants to purchase Academic Series F preferred stock originally issued in connection with debt financing into 34,216 warrants to purchase Lightspan Series E preferred stock. These warrants were valued at $1.25 per share and $.33 per share, respectively, in accordance with APB 16, using the minimum value method, and were accounted for as a part of the purchase price of Academic.

     Upon completion of the Offering, and taking into effect the reverse split in January 2000, all of the above 749,605 warrants to purchase Series A through E preferred stock were converted, at their respective conversion rates, into warrants to purchase 403,591 shares of common stock. As of January 31, 2002, warrants to purchase 225,764 shares of common stock remained outstanding.

Agreement with CINAR Corporation

     In October 1999, Lightspan agreed to pursue several potential strategic initiatives with CINAR Corporation. As part of the agreement, CINAR purchased 2,500,000 shares of Series E preferred stock at $5.00 per share, which converted into 1,250,000 shares of common stock upon completion of Lightspan’s initial public offering. CINAR also purchased $10 million of common stock, or 833,333 shares, in a private placement that occurred concurrently with Lightspan’s initial public offering at the initial public offering price of $12 per share. Lightspan also granted CINAR a warrant to purchase 500,000 shares of Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share upon completion of our initial public offering) that will vest upon the achievement of various agreed-to strategic goals.

     Lightspan has accounted for the warrants in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Specifically, the shares that could be issued pursuant to the warrant will be valued the earlier of a) the date at which a commitment for performance is reached or b) the date at which CINAR’s performance is complete (the “measurement date”).

     Lightspan believes that it is unlikely that a performance commitment, as described in EITF 96-18, will be reached until performance is complete. Therefore, the measurement date will be the date of completion of performance and accordingly, no expense had been recorded through January 31, 2002.

Agreement with Cox Communications Holdings, Inc.

     In January 2000, Lightspan agreed to pursue strategic initiatives with Cox Communications Holdings, Inc. Cox Communications provides a wide variety of services to schools in their cable communities through its “Cable in the Classroom” initiative which provides public schools with free basic cable service and learning guides. As part of the agreement, Cox Communications purchased $12.5 million of Lightspan common stock, or 1,041,667 shares, in a private placement that occurred concurrently with the Offering. Lightspan also granted Cox Communications a warrant to purchase 750,000 shares of common stock at an exercise price of $10.00 per share upon the closing of our initial public offering.

     Lightspan has accounted for the warrant in accordance with EITF 96-18. Specifically, the shares that could be issued pursuant to the warrant were valued the earlier of a) the date at which a commitment for performance is reached or b) the earlier of the date at which Cox Communication’s performance is complete or February 15, 2001 (the “measurement date”). On February 15, 2001, Lightspan measured the value of the warrant in accordance EITF 96-18, and deferred $0.1 million in stock based compensation expense that was recognized over the remaining six-month life of the warrant, which expired on August 15, 2001.

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

Deferred Compensation

     Lightspan recorded deferred stock-based compensation of $0.1 million and $8.7 million for the years ended January 31, 2001 and 2000, respectively, in connection with the grants of certain stock options to employees and consultants with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to the initial public offering. Lightspan also reduced deferred stock-based compensation by $0.3 million due to the cancellation of unvested options associated with the termination of employees during the year ended January 31, 2002. Amortization of deferred stock compensation was $0.8 million, $2.4 million and $3.7 million during the years ended January 31, 2002, 2001 and 2000, respectively.

8. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Lightspan’s deferred tax assets are shown below (in thousands):

	January 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$91,206	$79,148
Capitalized research expenses	1,955	1,336
Research and development credits	8,358	6,614
Other	5,898	2,525

Total deferred tax assets	107,417	89,623
Valuation allowance for deferred tax assets	(100,849)	(80,013)

Net deferred tax assets	6,568	9,610

Deferred tax liabilities:
Acquired intangibles	(6,568)	(9,610)

Net deferred tax assets	$—	$—

     A valuation allowance has been recognized to offset the deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

     At January 31, 2002, Lightspan had federal and California net operating loss carryforwards of approximately $251.9 million and $52.3 million respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalization of research expenses and limitations on net operating losses for California tax purposes. The federal tax loss carryforwards will begin expiring in 2007 unless previously utilized. Through January 31, 2002, California tax loss carryforwards of $12.0 million have expired, and additional loss carryforwards will continue to expire in fiscal 2003. Lightspan also has federal and California research and development tax credit carryforwards of $5.8 million and $3.8 million respectively, which will begin expiring in fiscal 2008 unless previously utilized.

     Pursuant to Internal Revenue Code Section 382 and 383, the use of Lightspan’s net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50%.

     Lightspan’s net operating loss carryforwards as of January 31, 2002, will expire as follows (in millions):

	Federal	State

2003	$—	$10.5
2004	—	3.3
2005	—	4.5
2006	—	8.8
2007	0.1	25.2
Remaining	251.8	—

Totals	$251.9	$52.3

9. Retirement Plan

     Lightspan has a 401(k) defined contribution savings and retirement plan (the “Retirement Plan”). The Retirement Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to 20% of base salary limited by the IRS imposed maximum. On January 1, 1999, Lightspan began matching in cash 10% of employee contributions up to 4% of eligible compensation. Employer contributions were $0.09 million, $0.1 million and $0.04 million for the years ended January 31, 2002, 2001 and 2000, respectively.

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

Factors Management Used to Identify Lightspan’s Reportable Segments

     Lightspan’s reportable segments are business units that offer different products and services. Prior to the end of fiscal year 2001, and due to the Company’s restructuring in July 2000 and as the Company has focused on selling its software and fee-based subscription Internet products and services together, Lightspan re-evaluated its reportable segments and combined the Achieve Now and K-12 Internet segments, previously reported as separate segments, into the K-12 segment.

Financial Information for Lightspan’s Segments

     The Company’s Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

	Year Ended January 31, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$47,154	$10,378	$57,532
Interest income (expense), net	2,460	—	2,460
Depreciation and amortization	2,857	408	3,265
Restructuring charge	—	—	—
Loss from operations	(46,130)	(18,573)	(64,703)
Assets	71,679	25,741	97,420
Other significant non cash items:
Deferred stock compensation	(264)	(25)	(289)
Amortization of deferred stock compensation	747	—	747
Amortization of intangible assets	6,316	11,982	18,298

	Year Ended January 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$91,052	$8,022	$99,074
Interest income (expense), net	6,219	(4)	6,215
Depreciation and amortization	1,486	335	1,821
Restructuring charge	1,600	—	1,600
Loss from operations	(16,944)	(21,391)	(38,335)
Assets	116,362	37,536	153,898
Other significant non cash items:
Deferred stock compensation	(1,437)	(62)	(1,499)
Amortization of deferred stock compensation	2,344	54	2,398
Amortization of intangible assets	4,314	11,691	16,005

	Year Ended January 31, 2000

		Higher
	K-12	Education(1)	Consolidated

Revenues from external customers	$14,706	$2,210	$16,916
Interest income (expense), net	493	(14)	479
Depreciation and amortization	1,093	100	1,193
Loss from operations	(49,115)	(7,085)	(56,200)
Assets	54,534	47,898	102,432
Other significant non cash items:
Deferred stock compensation	8,499	224	8,723
Amortization of deferred stock compensation	3,649	55	3,704
Amortization of intangible assets	538	4,437	4,975
(1) Partial year

11. Legal Matters

     During 2000, a former employee (the “Plaintiff”) commenced legal action against Lightspan, alleging causes of action for fraud, breach of contract, negligent misrepresentation and conversion. In fiscal 2002 the Plaintiff and Lightspan entered into a settlement agreement and release, the terms of which are subject to confidentiality provisions.

12. Unaudited Selected Quarterly Financial Data

     The following is a summary of the quarterly results of operations for the years ended January 31, 2002 and 2001.

	Quarter Ended

2002	April 30	July 31	October 31	January 31

Total revenues	$10,657	$19,467	$13,354	$14,054
Total cost of revenues	3,938	5,571	4,297	3,923
Gross margin	6,719	13,896	9,057	10,131
Total operating expenses	25,583	28,442	26,568	23,913
Net loss attributable to common stockholders	(17,793)	(13,844)	(17,070)	(13,536)
Net loss per share:
Basic and diluted	$(0.39)	$(0.30)	$(0.37)	$(0.29)

2001
Total revenues	$56,409	$19,124	$11,105	$12,436
Total cost of revenues	11,641	5,416	3,518	4,711
Gross margin	44,768	13,708	7,587	7,725
Total operating expenses	28,643	30,652	25,307	27,521
Net income (loss) attributable to common stockholders	1,157	(15,198)	(16,151)	(18,434)
Net income (loss) per share:
Basic and diluted	$0.03	$(0.34)	$(0.35)	$(0.40)