Form 10-K/A
period 2002-01-31
LIGHTSPAN INC
filed 2002-05-30
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

As of April 30, 2002, the aggregate market value of registrant’s voting and non-voting stock held by non-affiliates, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq National Market, was approximately $24.6 million. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of April 30, 2002 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

Number of shares of registrant’s common stock outstanding as of April 30, 2002: 47,056,135

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 30, 2002, and is being filed solely to replace Part III, Items 10 through Item 13. Except as otherwise stated herein, all other information contained in the original Report was current as of the date of filing of the Report on April 30, 2002 and has not been updated by this Amendment No. 1.

Lightspan, Inc.
2002 Annual Report on Form 10-K/A
Amendment No. 1

The following are trademarks or service marks of Lightspan, Inc.:

• Academic.com • AcademicOnline 2000 • Academic Systems • Desktop Professional Development • Ed-mail® • eduTest.com • Family Focus • Global Schoolhouse® • LearningPlanet.com	• Learning Search
• Lightspan
• Lightspan.com
• Lightspan Achieve Now
• Lightspan Achieve Now Online
• Lightspan Adventures
• Lightspan Assessment Builder
• Lightspan Early Reading Program
• Lightspan eduTest Assessment	• The Lightspan Network® • Lightspan Partnership • Lightspan Reading Center • School Focus • StudyWeb® • Your Class Online • Your School Online

     All other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their holders.

PART III

PART III IS REPLACED IN ITS ENTIRETY AS FOLLOWS:

Item 10. Directors and Executive Officers of the Registrant

     Information regarding our executive officers is located in Part I, Item I of this Annual Report, under the caption “Executive Officers and Key Employees of the Registrant.”

     The following table sets forth information about our directors as of April 30, 2002:

Name	Age	Position

John T. Kernan	56	Chairman of the Board of Directors and Chief Executive Officer
Barrie Usher	60	Director
Jeffery W. Brown	40	Director
James W. Breyer	40	Director
Barry J. Schiffman	56	Director
Elizabeth R. Coppinger	50	Director
Carl E. Zeiger	59	President, Chief Operating Officer and Director

     John T. Kernan, co-founded Lightspan and has served as our Chairman and Chief Executive Officer since inception, September 1993. Prior to co-founding Lightspan, Mr. Kernan served as Chairman and Chief Executive Officer of Jostens Learning Corporation, an educational software company. Mr. Kernan developed Jostens Learning from a start-up company in 1985 (then named Education Systems Technology Corporation) to one of the largest educational software businesses in the United States. Under Mr. Kernan’s leadership, Jostens Learning was a leading supplier of pre-kindergarten through adult educational software. Prior to founding Jostens Learning, Mr. Kernan was an executive with Gill Cable Corporation, a Northern California cable TV operator. He also was Vice President of Product Development for DELTAK, Inc. (now NETg), then the nation’s largest provider of video-based training for technical professionals. Mr. Kernan was the President of the Software Publishers Association, has been named “Educator of the Decade” by Electronic Learning Magazine and regional “Entrepreneur of the Year” by Inc. Magazine, among other distinctions. Mr. Kernan was a founder of Academic Systems, which has since been acquired by Lightspan, and Elemental Software, which has since been acquired by Macromedia. Mr. Kernan is a member of the Board of Directors of TechNet and Varsity Group, Inc. Mr. Kernan holds a Bachelor of Science from Loyola College.

     Barrie Usher, has served as one of the Company’s directors since May 2000. Since March 2000, Mr. Usher has served as President and Chief Executive Officer of Cinar Corporation, an integrated entertainment and education company that develops, produces, markets and distributes high quality, non-violent programming and supplemental education products for children, families and educators worldwide. From January 1995 to April 1998, Mr. Usher was Senior Vice-President of Canadian Individual Insurance Operations of Manulife Financial, Canada’s largest life insurance company. From November 1988 to March 1994, he was President and Chief Executive Officer of New York Life Canadian subsidiary. Mr. Usher was also in the Canadian banking industry and he held senior executive positions with two of Canada’s major banks. Mr. Usher holds a Bachelor of Commerce from McGill University.

     Jeffery W. Brown, has served as one of the Company’s directors since February 2002. Since March 1999, Mr. Brown has served as Executive Director of Strategy, Development and Investments for Cox Communications. Mr. Brown served as Vice President and General Counsel for TCA Cable TV from January 1998 until its acquisition by Cox Communications in 1999. Mr. Brown also serves on the Board of Directors of Security Broadband Corporation and TV Gateway, LLC. Mr. Brown has also been a private practice attorney specializing in business, corporate and mergers and acquisitions law. Mr. Brown holds a Juris Doctorate from the South Texas College of Law and a Bachelor of Business Administration in Finance and Accounting from the University of Houston.

     James W. Breyer, has served as one of the Company’s directors since December 1993. Since 1990, Mr. Breyer has been a partner at Accel Partners, a venture capital firm. Mr. Breyer currently serves on the boards of directors of RealNetworks, Wal-Mart Stores Inc. and several private companies. Mr. Breyer holds a Bachelor of Science degree in Computer Science and Economics from Stanford University and a Masters in Business Administration from the Harvard Business School where he was named a Baker Scholar.

     Barry J. Schiffman, has served as one of the Company’s directors since August 1997. Since October 1996, Mr. Schiffman has served as President, Chief Investment Officer and a director of JAFCO America Ventures, Inc., a venture capital firm. From March 1995 to October 1996, he was a general partner at Weiss, Peck & Greer Venture Partners, a venture capital firm. Mr. Schiffman is currently chairman of AirGate PCS, Inc. (PCSA), an affiliate of Sprint, and member of the board of several private companies. Mr. Schiffman holds a Bachelor of Science from Georgia Institute of Technology and a Masters in Business Administration from the Stanford Graduate School of Business.

     Elizabeth R. Coppinger, has served as one of the Company’s directors since March 2001. Ms. Coppinger has been with Sony since January 1991, most recently as Senior Vice President, New Business Development and Strategic Alliances. Prior to joining Sony Corporation of America, Elizabeth was with the Broadcast and Professional Group at Sony Electronics, Inc. where she worked in New Business Development. Ms. Coppinger holds a Bachelor of Science in Chemistry from the University of Washington.

     Carl E. Zeiger, co-founded Lightspan and has served as our President and Chief Operating Officer and as a director since September 1993. He also served as our Interim Chief Financial Officer and Secretary from June 2000 to February 2001. Prior to co-founding Lightspan, Mr. Zeiger served as the President and Chief Operating Officer of Jostens Learning Corporation. Along with Mr. Kernan, Mr. Zeiger developed Jostens Learning into a leading supplier of pre-kindergarten through adult educational software. Prior to joining Jostens Learning, Mr. Zeiger served as Senior Vice President of Finance for Integrated Software Systems Corporation, a leading provider of representation graphics software, and managed its initial and secondary public offerings and its eventual sale to Computer Associates. Mr. Zeiger is a certified public accountant in the State of California and holds a Bachelor of Science from the University of Denver.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction, was filed late by Mr. Schiffman.

Item 11. Executive Compensation

Compensation of Directors

     The Company’s directors do not currently receive any cash compensation for services on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. In addition, all directors are eligible to participate in the Company’s 2000 Equity Incentive Plan (the “2000 Plan”).

Compensation of Executive Officers

     The following table shows for the fiscal years ended January 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at January 31, 2002 (the “Named Executive Officers”):

Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation

				Securities	All Other
	Fiscal	Salary	Bonus	Underlying	Compensation
Name and Principal Position	Year	($)	($)(1)	Options(#)	($)(2)

John T. Kernan	2002	$297,000		100,000
Chief Executive Officer and	2001	$272,000
Chairman	2000	$246,000	$100,000	125,000
Carl E. Zeiger	2002	$286,000		100,000
President, Chief Operating	2001	$263,000
Officer and Director	2000	$246,000	$100,000	125,000
Michael A. Sicuro (3)	2002	$198,000		100,000
Senior Vice President, Chief	2001	$3,000		300,000
Financial Officer, Treasurer and Secretary
Sandra K. Fivecoat	2002	$212,000	$70,000	100,000	$118,766
Senior Vice President of	2001	$211,000	$107,500	20,000	$176,444
Sales	2000	$180,000	$60,000	100,000	$117,463
James M. Dredge (4)	2002	$244,000	$6,250	100,000
Chief Executive Officer of	2001	$4,000		150,000
Academic Systems
Susan B. Hardwicke(5)	2002	$205,000	$75,000	20,000
President, Edutest and	2001	$87,000		35,000
Executive Vice President

(1)	Bonuses were accrued under the Company’s Management Incentive Plan for 2002, 2001 and 2000, as indicated, and paid during the following fiscal year.

(2)	Represents commissions paid.

(3)	Mr. Sicuro was hired by the Company in January 2001.

(4)	Mr. Dredge was hired by the Company in January 2001.

(5)	Dr. Hardwicke resigned from the Company on January 18, 2002.

Stock Option Grants And Exercises

     The Company grants options to its executive officers under its 2000 Plan. As of April 30, 2002, options to purchase a total of 6,066,072 shares were outstanding under the 2000 Plan and the 1992 Stock Option Plan, which the Company assumed from Academic Systems upon its acquisition of Academic Systems, and options to purchase 1,334,607 shares remained available for grant under the 2000 Plan. The Company no longer grants options under the 1992 Stock Option Plan.

     The following tables show for the fiscal year ended January 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

					Potential Realizable
		% of			Value at Assumed Annual
		Total Options			Rates of Stock Price
	Number of	Granted to			Appreciation for
	Securities	Employees	Exercise		Option Term(3)
	Underlying Options	in Fiscal	Or Base	Expiration
Name	Granted (#)(1)	Year(2)	Price ($/Sh)	Date	5%($)	10%($)

John T. Kernan	100,000	4.9	1.04	8/1/2011	65,405	165,749
Carl E. Zeiger	100,000	4.9	1.04	8/1/2011	65,405	165,749
Michael A. Sicuro	100,000	4.9	1.04	8/1/2011	65,405	165,749
Sandra K. Fivecoat	100,000	4.9	1.04	8/1/2011	65,405	165,749
James M. Dredge	100,000	4.9	1.04	8/1/2011	65,405	165,749
Susan B. Hardwicke(4)	20,000 (5)	1.0	1.04	4/18/2002	1,040	2,080

(1)	The options, other than Susan Hardwicke’s, will vest 100% five years from the date of grant. The options will fully vest upon a change of control, as defined in the Company’s option plans, unless the acquiring company assumes the options or substitutes similar options. The Board of Directors has the ability to reprice the options under the terms of the Company’s option plans.

(2)	Based on options to purchase 2,023,750 shares granted in fiscal 2002.

(3)	The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(4)	Dr. Hardwicke resigned from the Company on January 18, 2002.

(5)	These options would have vested over a four year period, 25% after one year and 2.777% of the remaining shares per month thereafter. Dr. Hardwicke resigned from the Company on January 18, 2002. Due to Dr. Hardwicke’s resignation, these options expire without vesting.

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
			Options/SARs	Options/SARs
	Shares Acquired	Value	at FY-End (#)(2),(3)	at FY-End ($)(2),(4)
Name	on Exercise (#)	Realized ($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable

John T. Kernan	—	—	63,762/162,501	0/41,000
Carl E. Zeiger	—	—	62,499/162,501	0/41,000
Michael A. Sicuro	—	—	75,000/325,000	0/41,000
Sandra K. Fivecoat	—	—	95,622/149,378	0/41,000
James M. Dredge	—	—	37,500/212,500	1,641/45,922
Susan B. Hardwicke(5)	—	—	13,124/0	0/0

(1)	Value realized is based on the fair market value of the Company’s Common Stock on the date of exercise minus the exercise price (or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) without taking into account any taxes that may be payable in connection with the transaction.

(2)	Reflects shares vested and unvested at January 31, 2002. Certain options granted under the 2000 Plan are immediately exercisable, but are subject to the Company’s right to repurchase unvested shares on termination of employment.

(3)	Includes both “in-the-money” and “out-of-the-money” options. “In-the-money” options are options with exercise prices below the market price of the Company’s Common Stock at January 31, 2002.

(4)	Value at fiscal year end is equal to the market value of the Company’s Common Stock at January 31, 2002 of $1.45, minus the exercise price of the options.

(5)	Dr. Hardwicke resigned from the Company on January 18, 2002.

Employment, Severance and Change of Control Agreements

     During the first quarter of fiscal year ending January 31, 2002, several of the Company’s executive officers entered into employment agreements with the Company. Two forms of employment agreement were entered into, Tier I and Tier II. In the agreements, each executive (i) agreed to keep the Company’s information confidential, (ii) agreed for one year following the executive’s termination not to solicit any employee of the Company to leave the Company, and (iii) agreed not to compete with the Company while receiving any compensation from the Company. In connection with the employment agreements, each executive also signed the Company’s standard form of Proprietary Information and Inventions Agreement. The agreements also provide for severance payments as follows:

     If the executive is terminated by the Company without cause or the executive resigns with good reason (as the terms “cause” and “good reason” are defined in the agreements), then the executive is entitled to: (i) continuation of salary, bonus and health insurance payments for eighteen months for Tier I and nine months for Tier II following the cessation of employment; and (ii) executive outplacement assistance.

     If the executive is terminated by the Company without cause or resigns with good reason during the three months prior to or within one year following a change of control (as defined in the agreements) of the Company, the executive is entitled to: (i) salary, bonus and health insurance payments for 24 months for Tier I and 12 months for Tier II following the termination, to be paid in a lump-sum; (ii) executive outplacement assistance; and (iii) full acceleration of all options held by the executive. In the case where the executive is terminated prior to a change of control, the above benefits are effective as of the change of control.

     In addition to the Tier I and Tier II employment agreements entered into in fiscal year 2002, Michael A. Sicuro entered into an employment agreement with the same terms as the agreements above except for the following:

     If the executive is terminated by the Company without cause or the executive resigns with good reason (as the terms “cause” and “good reason” are defined in the agreements), then the executive is entitled to: (i) continuation of salary, bonus and health insurance payments for twelve months following the cessation of employment; and (ii) executive outplacement assistance.

     If the executive is terminated by the Company without cause or resigns with good reason during the three months prior to or within one year following a change of control (as defined in the agreements) of the Company, the executive is entitled to: (i) salary, bonus and health insurance payments for 18 months following the termination, to be paid in a lump-sum; (ii) executive outplacement assistance; and (iii) full acceleration of all options held by the executive. In the case where the executive is terminated prior to a change of control, the above benefits are effective as of the change of control.

     Upon the Company’s acquisition of Edutest, in June 2000, Dr. Susan B. Hardwicke entered into a one year employment agreement in which she agreed to keep the Company’s information confidential and agreed not to compete with the Company while receiving any compensation from the Company. In connection with the employment agreement, she also signed the Company’s standard form of Proprietary Information and Inventions Agreement.

     The following table sets forth the names of the executives that have signed employment agreements, the date entered into, the base salary provided for, and the form of the agreement:

EXECUTIVE	DATE OF AGREEMENT	BASE SALARY	FORM OF AGREEMENT

John T. Kernan	03/01/01	$285,000	Tier I
Carl E. Zeiger	03/01/01	$275,000	Tier I
James M. Dredge	03/01/01	$235,000	Tier II
Sandra K. Fivecoat	03/16/01	$210,000	Tier II
Michael A. Sicuro	01/29/01	$200,000	Other
Susan B. Hardwicke	06/22/00	$150,000	Other

Report of the Compensation Committee of the Board of Directors on Executive Compensation(1)

     During fiscal 2002, the Compensation Committee of the Board of Directors (“Committee”) was composed of Mr. Breyer and Ms. Coppering, neither of whom are currently officers or employees of the Company. The Committee is responsible for establishing the Company’s compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Compensation Philosophy

     The goals of the compensation program are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:(i) the Company pays competitively with technology companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and sets it pay parameters based on this review, (ii) the Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels and (iii the Company provides equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to the Company’s business challenges and opportunities as owners and not just as employees.

Base Salary

     The Committee annually reviews each executive officer’s base salary. When reviewing base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

Annual Incentive

     The Management Incentive Plan, an annual incentive award plan, is the variable pay program for officers and other senior managers of the Company to earn additional annual compensation. The actual incentive award earned depends on the extent to which Company and individual performance objectives are achieved. At the start of each year, the Committee and the full Board of Directors review and approve the annual performance objectives for the Company and individual officers. The Company objectives consist of operating, strategic and financial goals that are considered to be critical to the Company’s fundamental long-term goal - building stockholder value. For fiscal year 2002, these goals were: (i) financial performance related to revenue;(ii) development and implementation of an Internet strategy; and (iii) successful integration of acquired businesses.

     After the end of the year, the Committee evaluates the degree to which the Company has met its goals and awards incentive compensation based on each participant’s performance against objectives. Awards are paid in cash, and distributions are made in March following the performance year.

Long-Term Incentives

     The Company’s long-term incentive program consists of the 2000 Equity Incentive Plan, and for Academic Systems the 1992 Stock Option Plan, which the Company assumed with the closing of the acquisition. The option program utilizes vesting periods (generally four years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the Company’s Common Stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the educational technology industry and the Company’s philosophy of significantly linking executive compensation with stockholder interests.

Corporate Performance and Chief Executive Officer Compensation

     Mr. Kernan’s base salary at the end of fiscal year 2002 as Chief Executive Officer and Chairman was $285,000. This amount, in addition to the annual incentive provided by the Management Incentive Plan, was estimated to provide an annual cash compensation level at the average as compared to a selected group of technology companies. In setting this amount, the Committee took into account (i) its belief that Mr. Kernan is one of the CEOs of leading educational companies who has significant and broad-based experience in the education technology industry, (ii) the scope of Mr. Kernan’s responsibility, and (iii) the Board’s confidence in Mr. Kernan to lead the Company’s continued development.

Conclusion

     Through the plans described above, a significant portion of the Company’s compensation program and Mr. Kernan’s compensation is contingent on Company performance, and realization of benefits is closely linked to increases in long-term stockholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company’s business may result in highly variable compensation for a particular time period.

COMPENSATION COMMITTEE James W. Breyer Elizabeth R. Coppinger

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended January 31, 2002, James W. Breyer and Elizabeth R. Coppinger served as members of the Company’s Compensation Committee. During that fiscal year, none of the Company’s executive officers or employees served as a director or as a member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Performance Measurement Comparison (1)

     The following graph shows the total stockholder return of an investment of $100 in cash on February 10, 2000 through March 31, 2002 for (i) the Company’s Common Stock, (ii) the Nasdaq Stock Market Composite Index (the “NASDAQ”) and (iii) a peer group selected by the Company. All values assume reinvestment of the full amount of all dividends and are calculated as of the end of each period.

Comparison Of Cumulative Total Return on Investment Since February 10, 2000 (2)

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Peer group index includes: Renaissance Learning, Inc. (RLRN) {formerly Advantage Learning Systems, Inc. (ALSI)}; Scientific Learning Corp. (SCIL); SmartForce (SMTF); Riverdeep Group (RVDP) and rStar Corp. (RSTR) {formerly Zapme Corp. (IZAP)}.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of April 30, 2002 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

     The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 47,056,135 shares outstanding on April 30, 2002, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership

	Total	Shares Acquirable
	Number of	within 60 days of	Percent of
Beneficial Owner	Shares	April 30, 2002	Total

Officers of the Company:
John T. Kernan	1,633,397	74,179	3.5%
Carl E. Zeiger	1,361,416	72,916	2.9%
Michael A. Sicuro	106,250	106,250	*
Sandra K. Fivecoat	126,328	109,686	*
James M. Dredge	54,285	53,124	*
Susan B. Hardwicke(1)	25,000	—	*
Directors of the Company:
James W. Breyer(2)	3,115,578	3,652	6.6%
Accel Partners
Jeffrey W. Brown(3)	—	—	*
Cox Communications, Inc.
Elizabeth R. Coppinger(4)	—	—	*
Sony Corporation of America
Barry J. Schiffman(5)	1,269,900	—	2.7%
JAFCO America Ventures, Inc.
Barrie Usher(6)	2,083,333	—	4.4%
Cinar Corporation
Beneficial owners of more than 5% of the Company’s common stock:
Liberty Digital, Inc.(7)	4,060,836	1,534	8.6%
Kleiner, Perkins, Caufield & Byers VI(8)	3,062,143	3,653	6.5%
Accel Partners(2)	3,115,578	3,652	6.6%
Microsoft Corporation(9)	2,915,080	1,298	6.2%
All directors and officers as a group (10 persons)	19,813,546	426,292	42.1%

*	Less than one percent.

(1)	Dr. Hardwicke resigned from the Company January 18, 2002.

(2)	Mr. Breyer’s business address is 428 University Avenue, Palo Alto, CA 94301.

The shares shown as beneficially owned by Mr. Breyer include:

•	2,271,960 shares held by Accel IV L.P., which represents 4.8% of the total number of shares outstanding.

•	91,769 shares held by Accel Investors ‘93 L.P., which represents less than 1% of the total number of shares outstanding;

•	47,125 shares held by Accel Keiretsu L.P., which represents less than 1% of the total number of shares outstanding;

•	602,921 shares held by Accel III L.P., and 3,141 shares that Accel III L.P. has the right to acquire on or before May 30, 2002 by exercising a warrant it holds, which represents 1.3% of the total number of shares outstanding;

•	42,065 shares held by Accel Investors ‘92 L.P., and 219 shares that Accel Investors ‘92 L.P. has the right to acquire on or before May 30, 2002 by exercising a warrant it holds, which represents less than 1% of the total number of shares outstanding; and

•	56,086 shares held by Accel Japan L.P., and 292 shares that Accel Japan L.P. has the right to acquire on or before May 30, 2002 by exercising a warrant it holds, which represents less than 1% of the total number of shares outstanding.

Mr. Breyer shares voting and investment power over the shares held by each of these entities. Mr. Breyer disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)	Mr. Brown’s business address is 1400 Lake Hearn Dr. N.E., Atlanta, Georgia 30319.

(4)	Ms. Coppinger’s business address is 550 Madison Avenue, 33rd Floor, New York, New York 10022.

(5)	Mr. Schiffman’s business address is 505 Hamilton Avenue, Palo Alto, CA 94301.

The shares shown as beneficially owned by Mr. Schiffman include:

•	521,559 shares held by U.S. Information Technology Investment Enterprise Partnership, which represents 1.1% of the total number of shares outstanding;

•	521,559 shares held by U.S. Information Technology #2 Investment Enterprise Partnership, which represents 1.1% of the total number of shares outstanding;

•	46,345 shares held by JAFCO G-7 (B) Investment Enterprise Partnership, which represents less than 1% of the total number of shares outstanding;

•	46,345 shares held by JAFCO G-7 (A) Investment Enterprise Partnership, which represents less than 1% of the total number of shares outstanding;

•	38,663 shares held by JAFCO R-2 Investment Enterprise Partnership, which represents less than 1% of the total number of shares outstanding;

•	43,270 shares held by JAFCO JS-2 Investment Enterprise Partnership, which represents less than 1% of the total number of shares outstanding; and

•	52,159 shares held by JAFCO Co. Ltd., which represents less than 1% of the total number of shares outstanding.

Mr. Schiffman shares voting and investment power over the shares held by each of these entities. Mr. Schiffman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6)	Mr. Usher’s business address is 1055, Blvd. René-Levesque Est, Montreal, Quebec H2L 4S5, Canada. The shares shown as beneficially owned by Mr. Usher include 2,083,333 shares held by CINAR Corporation. Mr. Usher shares voting and investment power over these shares. Mr. Usher disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(7)	The business address of Liberty Digital, Inc. is 12300 Liberty Blvd., Englewood, Colorado 80112.

(8)	The business address of Kleiner, Perkins, Caufield & Byers VI is 2750 Sand Hill Road, Menlo Park, California 94025.

(9)	The business address of Microsoft Corporation is One Microsoft Way, Redmond, WA 98052.

Item 13. Certain Relationships and Related Transactions

     The following is a description of transactions occurring after February 1, 2001 to which the Company has been a party, in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Company’s capital stock had or will have a direct or indirect material interest, other than compensation arrangements.

     At the close of the Company’s initial public offering (the “Offering”) on February 15, 2000, CINAR purchased 833,333 shares of the Company’s common stock in a private placement that occurred concurrently with the Offering at the initial public offering price of $12.00. The Company also granted CINAR a warrant to purchase 500,000 shares of the Company’s Series E preferred stock (which became a warrant to purchase 250,000 shares of common stock at the close of the Offering) that will vest upon the achievement of various agreed-to strategic goals. As part of the Company’s agreement with CINAR, Ronald A. Weinberg, CINAR’s President and co-CEO, joined the Company’s board. Mr. Weinberg resigned from the Company’s board on May 16, 2000 and was replaced by Mr. Usher, President and Chief Executive Officer of CINAR.

     At the close of the Company’s Offering on February 15, 2000, Cox Communications purchased $12.5 million of the Company’s common stock, or 1,041,667 shares, in a private placement that occurred concurrently with the Offering at the initial public offering price of $12.00. The Company also granted Cox Communications a warrant to purchase 750,000 shares of the Company’s common stock at $10.00 per share that vested on February 15, 2001 resulting in the Company deferring $75,000 in stock based compensation expense to be recognized over the six month life of the warrant. As part of the Company’s agreement with Cox Communications, Thomas F. Nagel, Cox Communications Inc.’s Vice President of Business Development, joined the Company’s board upon the close of the Company’s initial public offering. Mr. Nagel resigned from the board on March 31, 2000 and was replaced by Mr. Woodrow, Executive Vice President of Business Development for Cox Communications, Inc. Mr. Woodrow resigned from the board on August 17, 2000 and was replaced by Mr. Dallas S. Clement, Senior Vice President of Strategy and Development for Cox Communications, Inc. Mr. Clement resigned from the board on February 14, 2002 and was replaced by Mr. Jeffery W. Brown, Director of Strategy, Development and Investments for Cox Communications, Inc.

     In the fiscal year ended January 31, 2002, the Company entered into employment agreements with several of its officers. See “Employment, Severance and Change of Control Agreements” for further detail.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following exhibit is filed with this report.

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP, Independent Auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 2002.

Lightspan, Inc.

By: /s/ CARL E. ZEIGER

Carl E. Zeiger, President, Chief Operating Officer
May 30, 2002	and Director

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Kernan and Carl E. Zeiger and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ JOHN T. KERNAN John T. Kernan	Chief Executive Officer and Chairman (Principal Executive Officer)	May 30, 2002

/s/ CARL E. ZEIGER Carl E. Zeiger	President, Chief Operating Officer, and Director	May 30, 2002

/s/ MICHAEL A. SICURO Michael A. Sicuro	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2002

/s/ JAMES W. BREYER James W. Breyer	Director	May 30, 2002

/s/ BARRIE USHER Barrie Usher	Director	May 30, 2002

/s/ BARRY J. SCHIFFMAN Barry J. Schiffman	Director	May 30, 2002

/s/ JEFFREY W. BROWN Jeffrey W. Brown	Director	May 30, 2002

/s/ ELIZABETH R. COPPINGER Elizabeth R. Coppinger	Director	May 30, 2002