Form 10-Q
period 2002-04-30
LIGHTSPAN INC
filed 2002-06-14
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended April 30, 2002

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

Common Stock
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Number of shares of registrant’s common stock outstanding as of May 31, 2002: 47,056,135

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	January 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,645	$35,033
Short-term investments	13,391	8,333
Accounts receivable, less allowance for doubtful accounts of $871 (April 30, 2002) and $930 (January 31, 2002)	8,823	11,477
Finished goods inventory	2,048	2,432
Other current assets	1,498	1,449
Restricted cash	826	826

Total current assets	47,231	59,550
Restricted cash	827	827
Property and equipment, net	5,603	6,839
Goodwill, net of accumulated amortization of $22,283 (April 30, 2002) and $21,583 (January 31, 2002)	14,741	14,241
Other intangible assets, net of accumulated amortization of $19,223 (April 30, 2002) and $17,222 (January 31, 2002)	12,777	15,278
Deposits and other assets	634	685

Total assets	$81,813	$97,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,404	$4,421
Accrued liabilities	9,979	12,242
Deferred revenue	8,807	10,682
Other current liabilities	197	227

Total current liabilities	24,387	27,572
Deferred revenue, less current portion	1,210	1,282
Other liabilities	213	271
Stockholders’ equity:
Preferred stock, par value $0.001:
Authorized shares - 20,000
No shares issued and outstanding	—	—
Common stock, par value $0.001:
Authorized shares - 250,000
Issued and outstanding shares - 47,056 (April 30, 2002) and 47,029 (January 31, 2002)	47	47
Additional paid-in capital	356,896	356,887
Deferred compensation	(173)	(278)
Accumulated deficit	(300,767)	(288,361)

Total stockholders’ equity	56,003	68,295

Total liabilities and stockholders’ equity	$81,813	$97,420

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,

	2002	2001

Revenues:
Software licenses	$4,556	$6,357
Internet subscriptions	2,571	1,560
Professional services	2,456	1,867
Hardware and other	687	873

Total revenues	10,270	10,657
Cost of revenues:
Software licenses	857	1,456
Internet subscriptions	574	591
Professional services	1,270	1,236
Hardware and other	515	655

Total cost of revenues	3,216	3,938

Gross profit	7,054	6,719
Operating expenses:
Sales and marketing	10,221	11,964
Technology and development	3,788	6,758
General and administrative	3,500	2,020
Stock-based compensation	84	273
Amortization of intangible assets	2,001	4,568

Total operating expenses	19,594	25,583

Loss from operations	(12,540)	(18,864)
Interest income, net	134	1,071

Net loss	$(12,406)	$(17,793)

Net loss per share:
Basic and diluted	$(0.26)	$(0.39)

Weighted average shares — basic and diluted	47,040	46,104

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended April 30,

	2002	2001

Operating activities:
Net loss	$(12,406)	$(17,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	660	656
Amortization of intangible assets	2,001	4,568
Amortization of deferred stock-based compensation	84	273
Loss on disposal of assets	588	—
Changes in operating assets and liabilities:
Accounts receivable	2,654	(112)
Inventory	384	437
Restricted cash	—	2,289
Deposits and other assets	2	975
Accounts payable	983	(1,047)
Deferred revenue	(1,947)	1,206
Accrued and other liabilities	(2,267)	(2,651)

Net cash flows used in operating activities	(9,264)	(11,199)
Investing activities:
Purchase of short-term investments	(5,058)	(7,149)
Maturities of short-term investments	—	16,864
Purchase of property and equipment	(12)	(1,768)

Net cash flows provided by (used in) investing activities	(5,070)	7,947
Financing activities:
Net proceeds from exercise of stock options	9	81
Principal repayments on capital leases	(63)	(139)

Net cash flows used in financing activities	(54)	(58)

Decrease in cash and cash equivalents	(14,388)	(3,310)
Cash and cash equivalents at beginning of period	35,033	45,566

Cash and cash equivalents at end of period	$20,645	$42,256

Supplemental disclosure of cash flow information:
Interest paid	$19	$16

Supplemental schedule of noncash investing and financing activities:
Deferred stock-based compensation	$(21)	$(175)

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“eduTest” or “eduTest.com”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the operating results for Lightspan, Inc., Academic and eduTest (collectively “Lightspan” or the “Company”) have varied significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription Internet and Academic curricula products and services based on school calendars, budget cycles, the sources and the timing of school districts’ funding. The Company’s operating results are expected to continue to vary significantly from quarter to quarter as a result of the same influences. Operating results for the three months ended April 30, 2002, or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Organization and Business Activity

     Lightspan, Inc. (“Lightspan”) was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and Internet products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. The Lightspan Reading Center is a complete online reading program that supports student achievement and helps educators make more informed instructional decisions. Lightspan eduTest Assessment is a comprehensive accountability and assessment online subscription program that allows educators to quickly identify district, school, class, and student strengths and needs relating to state and national standards. Academic software is a series of CD-ROM-based products that serve the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Web-enhanced versions of Academic’s Interactive Mathematics and Interactive English products allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations.

Revenue

     We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company derives its revenues from the licensing of software, Internet subscriptions, product implementation, materials, training services, customer support services and the sale of PlayStation game consoles and accessories.

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

2. Goodwill and Other Intangible Assets

     Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill

     Under SFAS 142, goodwill is no longer amortized to expense and must be assessed on a periodic basis for impairment at the reporting unit level by applying a fair value based test with related losses, if any, recognized when incurred. We expect to complete our initial review for impairment of goodwill during the second quarter of fiscal 2003. We cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

     The value assigned to our assembled workforce intangible asset and related accumulated amortization which totaled $1.2 million and $0.7 million, respectively at January 31, 2002, has been reclassified and reported as goodwill and is no longer amortized beginning February 1, 2002.

     The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three month period ended April 30, 2001 (in thousands, except per share data):

	Three Months Ended April 30,

	2002	2001

Reported net loss	$(12,406)	$(17,793)
Add back goodwill and assembled workforce amortization	—	2,567

Adjusted net loss	$(12,406)	$(15,226)

Basic and diluted net loss per share:
Reported net loss	$(0.26)	$(0.39)
Goodwill amortization	—	0.06

Adjusted net loss	$(0.26)	$(0.33)

Other Intangible Assets

     Acquired intangible assets subject to amortization at April 30, 2002 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Customer base	$17,500	$11,424	$6,076
Core technology	10,400	6,608	3,792
Trademark and trade name	4,100	1,191	2,909

	$32,000	$19,223	$12,777

     Amortization expense for intangible assets was $2,001 for both the three months ended April 30, 2002 and 2001.

     The estimated annual amortization expense for amortized intangible assets owned as of January 31, 2002 for each of the five fiscal years is as follows (in thousands):

Years Ending January 31,
2003	$8,004
2004	4,774
2005	520
2006	392
2007	300
Thereafter	788

$14,778

3. Stockholders’ Equity

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three months ended April 30, 2002 and 2001 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive.

4. Comprehensive Income (Loss)

     For the three months ended April 30, 2002 and 2001, comprehensive loss was equal to reported net loss.

5. Reportable Segments

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

Financial Information for Lightspan’s Segments

     The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended April 30, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$9,024	$1,245	$10,270
Interest income, net	138	(4)	134
Depreciation and amortization	603	57	660
Segment loss from operations	(9,140)	(3,400)	(12,540)
Segment assets	58,869	22,944	81,813
Other significant non cash items:
Amortization of stock based compensation	84	—	84
Amortization of intangible assets	563	1,438	2,001

	Three Months Ended April 30, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$8,925	$1,732	$10,657
Interest income, net	1,068	3	1,071
Depreciation and amortization	574	82	656
Segment loss from operations	(12,900)	(5,964)	(18,864)
Segment assets	100,776	33,810	134,586
Other significant non cash items:
Deferred stock based compensation	(165)	(10)	(175)
Amortization of stock based compensation	263	10	273
Amortization of intangible assets	1,573	2,995	4,568

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results

     Statements in this document, other than the statements of historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as “will”, “may”, “might”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “predict”, “project”, “estimate”, “potential”, “continue”, and similar expressions. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. These risks and factors include those discussed below under the headings “Liquidity and Capital Resources” and “Risks and Uncertainties.” You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. You should carefully review and consider the various disclosures in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof.

     The following should be read in conjunction with our consolidated financial statements and notes to these consolidated financial statements.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 1 of the “Notes to Consolidated Financial Statements”. We believe policies and estimates related to revenue recognition, intangible assets and allowance for doubtful accounts represent our critical accounting policies. Future results may differ from these estimates under different assumptions or conditions.

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

     Hardware. Hardware revenue derived from the sale of PlayStation game consoles and related accessories is recognized upon shipment of the console and the related software product.

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

Use of Estimates

     Valuation of Goodwill. Effective February 1, 2002, we assess the potential for impairment of our goodwill based on the provisions of SFAS 142. As required by SFAS 142 we ceased amortization of goodwill effective February 1, 2002. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would influence the likelihood of a material change include, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulatory agency, unanticipated competition and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units and future cash flows of those reporting units.

     Valuation of Intangible Assets. Our intangible assets were acquired as a result of our acquisitions of Academic and Global Schoolhouse in September 1999, StudyWeb in October 1999 and eduTest in June 2000. We periodically assess the impairment of intangible and other long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of various events or changes in circumstances. Factors that would influence the likelihood of a material change include, loss of legal ownership or title to the asset, a significant decline in the economic and competitive environment on which the asset depends, significant changes in our strategic business objectives, utilization of the asset or a significant change in the economic conditions. If the assets are considered to be impaired, the impairment charge we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Results of Operations

     We have incurred significant losses since our inception and, as of April 30, 2002, have accumulated losses of approximately $284.3 million which excludes the $16.5 million preferred stock dividend from fiscal 2001. We expect to continue to incur operating losses for the foreseeable future.

Comparison of Three Months Ended April 30, 2002 and 2001

Revenues

     We generate revenues from fees from the sale of software licenses, Internet subscriptions, professional services and hardware. Our total revenues decreased 4 percent to $10.3 million in the three months ended April 30, 2002 from $10.7 million in the three months ended April 30, 2001 primarily due to the decrease in software licenses revenue, offset in part by a $1.0 million increase in revenue recognized from our Internet subscription revenue and a $0.6 million increase in revenue from Professional Services, as described below.

     Software Licenses. Our software license revenues decreased 28 percent to $4.6 million in the three months ended April 30, 2002 from $6.4 million in the three months ended April 30, 2001 primarily due to a decrease in Lightspan Achieve Now licenses sold which decreased 27 percent in this quarter as compared to the same period in the prior year.

     Internet Subscriptions. Our Internet subscription revenues increased 65 percent to $2.6 million in the three months ended April 30, 2002 from $1.6 million in the three months ended April 30, 2001 primarily due to a recognition of $0.4 million in milestone payments received from a customer and due to an increase in the base of customers subscribing to our fee-based Internet subscription products. Customers subscribing to our Internet subscription products increased 4 percent to approximately 3,200 at April 30, 2002 from approximately 3,000 at April 30, 2001.

     Professional Services. Our professional service revenues increased 32 percent to $2.5 million in the three months ended April 30, 2002 from $1.9 million in the three months ended April 30, 2001 primarily due to an approximate 6% price increase and an increase in the billable hours for professional services.

Cost of Revenues

     Our total cost of revenues decreased 18 percent to $3.2 million for the three months ended April 30, 2002 from $3.9 million for the three months ended April 30, 2001 due primarily to the decrease in software license revenues and the corresponding decrease in the related costs such as CD costs, royalties, etc. Gross margin as a percentage of total revenues increased 6 percentage points to 69 percent in the three months ended April 30, 2002 from 63 percent in the three months ended April 30, 2001 primarily due to a lower overall cost structure and due to the increase in Internet subscription revenues, which have relatively fixed costs associated with providing these products.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 15 percent to $10.2 million for the three months ended April 30, 2002 from $12.0 million for the three months ended April 30, 2001 primarily due to reductions in personnel costs, travel and related selling expenses and in marketing expenses as our marketing emphasis changed from a product branding focus to a supporting role of the existing sales organization.

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

     Technology and Development. Our technology and development expenses decreased 44 percent to $3.8 million for the three months ended April 30, 2002 from $6.8 million for the three months ended April 30, 2001 primarily due to a decrease in personnel and consulting costs associated with the completion of various development activities.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription Internet products and Academic products, which we expense as incurred.

     General and Administrative. Our general and administrative expenses increased 73 percent to $3.5 million for the three months ended April 30, 2002 from $2.0 million for the three months ended April 30, 2001 primarily due to certain non recurring severance costs and other expenses relating to staff reductions.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Stock-Based Compensation. Stock-based compensation expense was $0.1 million and $0.3 million for the three months ended April 30, 2002 and 2001, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years.

     Amortization of Intangible Assets. Expense for the three months ended April 30, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2001 included $2.5 million of goodwill amortization and $0.1 million of intangible amortization.

     Interest Income (Expense). Our net interest income decreased 87 percent to $0.1 million for the three months ended April 30, 2002 from $1.1 million for the three months ended April 30, 2001 as a result of lower cash balances and a significant reduction in the market yield on such investments.

Liquidity and Capital Resources

     From inception through April 2002, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At April 30, 2002, we had $20.6 million of unrestricted cash and cash equivalents, $13.4 million in short-term investments and $1.7 million in restricted cash for a total of $35.7 million. Our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and may continue to incur losses. We expect to continue to incur operating losses for the foreseeable future.

     Our working capital has fluctuated significantly since our inception. This is primarily due to the timing of cash payments to vendors, cash collections from customers, varying resources required for development efforts on our product offerings, as well as receipt of cash from our preferred stock financings, initial public offering, private placements and other equity offerings. We expect our working capital requirements and cash position to fluctuate significantly from period to period for the foreseeable future for the same reasons.

     Net cash used in operating activities decreased $1.9 million in the three months ended April 30, 2002 as compared to the three months ended April 30, 2001 primarily due to the decrease in technology and development expenses related to decreases in personnel and consulting costs and to a decrease in sales and marketing expenses relating to reductions in personnel costs, travel and related selling expenses and the changing of our marketing focus from a product branding focus to a supporting role of the existing sales organization. Net cash provided by investing activities decreased $13.0 million in the three months ended April 30, 2002 as compared to the three months ended

April 30, 2001 primarily due to a decrease in the maturities of our short-term investments used to fund operations during these periods. We expect to begin to generate cash from operations in our third fiscal quarter of fiscal 2003, however, our negative operating cash flow may continue if we are unable to increase our sales.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, selling, marketing and supporting our products. We expect to devote capital resources in connection with, selling, marketing and maintaining our existing products and services, and continued development, expansion and maintenance of our existing software and Internet product offerings and content. In addition, we may devote capital resources to strategic partnerships, acquisitions and relationships.

     As of April 30, 2002, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

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

     Our quarterly results have fluctuated significantly since our inception for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-five quarters ended April 30, 2002. In addition, in fiscal years 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2003 or for any future years.

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

     Since our inception, we have incurred significant losses. As of April 30, 2002 we have accumulated net losses of $284.3 million. We incurred net losses of $62.2 million for the fiscal year ended January 31, 2002; $32.1 million for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000; and $55.7 million in net losses for the fiscal year ended January 31, 2000. We expect our operating losses to continue for the foreseeable future as we incur costs and expenses related to:

•	selling costs;

•	continued development, expansion and maintenance of our existing software and Internet product offerings and content;

•	amortization or impairment of intangible assets and goodwill recorded in connection with our acquisitions of eduTest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb; and

•	marketing and promotional activities.

     Our ability to become profitable and maintain profitability depends on our ability to generate and sustain substantially higher revenues while maintaining lower expense levels. Although we may continue our spending on the activities listed above, these efforts may not result in increased revenues. We conduct operations using estimates as to future expense levels based on our expectations of future revenues. We cannot guarantee that we will be able to predict our future revenues accurately or that we will be able to adjust spending to compensate for any unexpected revenue shortfall. If we achieve profitability, we may not be able to sustain or increase profitability.

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

We are heavily dependent upon our relationship with Sony Computer Entertainment Inc. and termination of that relationship, potential supply shortages of the PlayStation game consoles or unanticipated changes in the game consoles could reduce our Lightspan Achieve Now revenues or increase related expenses.

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

     We may need to raise additional funds to continue to meet operating demands or other strategic business objectives. In addition, if we enter into new areas of business, we may incur substantially increased expenses for which we do not expect investment returns for months or years in the future. If we raise additional funds through the issuance of equity or debt securities that have rights senior to those of our current stockholders, these stockholders may experience additional dilution or may lose other rights. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ National Market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face. The Company has received notification that at the present time, it is in compliance with these requirements. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, to continue to operate or grow our business or respond to competitive pressures or unanticipated developments.

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

     Several of our existing senior management personnel joined us during fiscal 2001. Some of these individuals have not previously worked together as a management team. If our senior managers are unable to work effectively as a team, our business operations could be significantly disrupted.

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

Our executive officers, directors and major stockholders control approximately 44.4% of our common stock.

     As of April 30, 2002, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 44.4% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at April 30, 2002. Declines in interest rates over time will, however, reduce our interest income.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

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

     On February 14, 2002 the Board of Directors of Lightspan, Inc. approved the adoption of a share purchase rights plan. Terms of the plan provide for a dividend distribution of one preferred share purchase right for each outstanding share of common stock of the Company. The dividend was payable on March 8, 2002 to the stockholders of record on that date. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $10.00 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a common share. The description and terms of the rights are set forth in the rights agreement.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 2002.

Lightspan, Inc.

By:	/s/ Michael A. Sicuro

June 14, 2002	Michael A. Sicuro, Chief Financial Officer