Form 10-Q
period 2002-07-31
LIGHTSPAN INC
filed 2002-09-13
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended July 31, 2002

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

Common Stock
(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Number of shares of registrant’s common stock outstanding as of August 31, 2002: 47,356,339

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,	January 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,869	$35,033
Short-term investments	12,135	8,333
Accounts receivable, less allowance for doubtful accounts of $1,354 (July 31, 2002) and $930 (January 31, 2002)	17,881	11,477
Finished goods inventory	2,711	2,432
Other current assets	1,719	1,449
Restricted cash	826	826

Total current assets	46,141	59,550
Restricted cash	827	827
Property and equipment, net	5,115	6,839
Goodwill, net of accumulated amortization of $22,283 (July 31, 2002) and $21,583 (January 31, 2002)	14,741	14,241
Other intangible assets, net of accumulated amortization of $21,224 (July 31, 2002) and $17,222 (January 31, 2002)	10,776	15,278
Deposits and other assets	602	685

Total assets	$78,202	$97,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,248	$4,421
Accrued liabilities	11,577	12,242
Deferred revenue	13,682	10,682
Other current liabilities	146	227

Total current liabilities	28,653	27,572
Deferred revenue, long-term	1,010	1,282
Other liabilities	180	271
Stockholders’ equity:
Preferred stock, par value $0.001:
Authorized shares - 20,000 No shares issued and outstanding	—	—
Common stock, par value $0.001:
Authorized shares - 250,000 issued and outstanding shares — 47,339 (July 31, 2002) and 47,029 (January 31, 2002)	47	47
Additional paid-in capital	357,170	356,887
Deferred compensation	(107)	(278)
Accumulated deficit	(308,751)	(288,361)

Total stockholders’ equity	48,359	68,295

Total liabilities and stockholders’ equity	$78,202	$97,420

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2002	2001	2002	2001

Revenues:
Software licenses	$8,901	$13,274	$13,457	$19,631
On-line subscriptions	2,245	1,764	4,816	3,324
Professional services	2,308	2,219	4,764	4,086
Hardware and other	661	2,210	1,348	3,083

Total revenues	14,115	19,467	24,385	30,124
Cost of revenues:
Software licenses	1,588	2,113	2,445	3,569
On-line subscriptions	380	329	954	920
Professional services	1,271	1,546	2,541	2,782
Hardware and other	535	1,583	1,050	2,238

Total cost of revenues	3,774	5,571	6,990	9,509

Gross profit	10,341	13,896	17,395	20,615
Operating expenses:
Sales and marketing	10,131	13,906	20,352	25,870
Technology and development	3,448	6,521	7,236	13,279
General and administrative	2,814	3,220	6,314	5,240
Stock-based compensation	64	220	148	493
Amortization of intangible assets	2,001	4,575	4,002	9,143

Total operating expenses	18,458	28,442	38,052	54,025

Loss from operations	(8,117)	(14,546)	(20,657)	(33,410)
Interest income, net	133	702	267	1,773

Net loss	$(7,984)	$(13,844)	$(20,390)	$(31,637)

Net loss per share:
Basic and diluted	$(0.17)	$(0.30)	$(0.43)	$(0.68)

Weighted average shares — basic and diluted	47,157	46,284	47,099	46,196

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 31,

	2002	2001

Operating activities:
Net loss	$(20,390)	$(31,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,270	1,375
Provision for doubtful accounts	500	360
Amortization of intangible assets	4,002	9,143
Amortization of deferred stock-based compensation	148	493
Loss on disposal of assets	598	—
Changes in operating assets and liabilities:
Accounts receivable	(6,904)	(9,712)
Inventory	(279)	126
Restricted cash	—	2,289
Deposits and other assets	(186)	1,237
Accounts payable	(1,173)	(3,850)
Deferred revenue	2,728	4,822
Accrued and other liabilities	(694)	2,000

Net cash flows used in operating activities	(20,380)	(23,354)
Investing activities:
Purchase of short-term investments	(5,078)	(8,489)
Maturities of short-term investments	1,276	30,759
Purchase of property and equipment	(144)	(3,649)

Net cash flows (used in) provided by investing activities	(3,946)	18,621
Financing activities:
Net proceeds from exercise of stock options	283	384
Principal repayments on capital leases	(121)	(251)

Net cash flows provided by financing activities	162	133

Decrease in cash and cash equivalents	(24,164)	(4,600)
Cash and cash equivalents at beginning of period	35,033	45,566

Cash and cash equivalents at end of period	$10,869	$40,966

Supplemental disclosure of cash flow information:
Interest paid	$45	$37

Supplemental schedule of noncash investing and financing activities:
Deferred stock-based compensation	$(23)	$(246)

Issuance of common stock related to the acquisitions of Academic, Edutest and LearningPlanet.com	$—	$80

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“eduTest” or “eduTest.com”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the operating results for Lightspan, Inc., Academic and eduTest (collectively “Lightspan” or the “Company”) have varied significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription Internet and Academic curricula products and services based on school calendars, budget cycles, the sources and the timing of school districts’ funding. The Company’s operating results are expected to continue to vary significantly from quarter to quarter as a result of the same influences. Operating results for the three and six months ended July 31, 2002, or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Organization and Business Activity

     Lightspan, Inc. (“Lightspan”) was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and on-line products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an on-line subscription service that provides curriculum-based content for classroom and home use. The Lightspan Reading Center is a complete on-line reading program that supports student achievement and helps educators make more informed instructional decisions. Lightspan eduTest Assessment is a comprehensive accountability and assessment on-line subscription program that allows educators to quickly identify district, school, class and student strengths and needs relating to state and national standards. Academic software is a series of CD-ROM-based products that serve the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Web-enhanced versions of Academic’s Interactive Mathematics and Interactive English products allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations.

Revenue

     We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition”, as amended and modified, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company derives its revenues from the licensing of software, on-line subscriptions, product implementation, materials, training services, customer support services and the sale of PlayStation game consoles and accessories.

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

On-line Subscriptions

     Revenue derived from fee-based on-line subscriptions is recognized on a straight-line basis over the term of the agreement, generally one year.

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

2. Goodwill and Other Intangible Assets

     Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Goodwill

     Under SFAS 142, goodwill is no longer amortized to expense and must be assessed on a periodic basis for impairment at the reporting unit level by applying a fair value based test with related losses, if any, recognized when incurred. We completed our initial impairment test as of February 1, 2002 during the second quarter. The initial test indicated that an impairment may or may not exist regarding our higher education segment. The Company expects to complete the final test to measure the impairment, if any, by the end of fiscal 2003. Any impairment charge resulting from these initial impairment tests will be recorded as a cumulative effect of a change in accounting principle in the statement of operations.

     The value assigned to our assembled workforce intangible asset and related accumulated amortization which totaled $1.2 million and $0.7 million, respectively at January 31, 2002, has been reclassified and reported as goodwill and is no longer amortized beginning February 1, 2002.

     The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three and six month periods ended July 31, 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Reported net loss	$(7,984)	$(13,844)	$(20,390)	$(31,637)
Add back goodwill and assembled workforce amortization	—	2,574	—	5,141

Adjusted net loss	$(7,984)	$(11,270)	$(20,390)	$(26,496)

Basic and diluted net loss per share:
Reported net loss per share	$(0.17)	$(0.30)	$(0.43)	$(0.68)
Goodwill amortization	—	0.06	—	0.11

Adjusted net loss per share	$(0.17)	$(0.24)	$(0.43)	$(0.57)

Other Intangible Assets

     Intangible assets subject to amortization at July 31, 2002 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Customer base	$17,500	$12,545	$4,955
Core technology	10,400	7,358	3,042
Trademark and trade name	4,100	1,321	2,779

	$32,000	$21,224	$10,776

     Amortization expense for intangible assets was $2,001 for the three months ended July 31, 2002 and 2001.

     The estimated annual amortization expense for amortized intangible assets owned as of January 31, 2002 for each of the five fiscal years is as follows (in thousands):

Years Ending January 31,
2003	$8,004
2004	4,774
2005	520
2006	392
2007	300
Thereafter	788

$14,778

3. Stockholders’ Equity

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three and six months ended July 31, 2002 and 2001 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive.

4. Comprehensive Income (Loss)

     For the three and six months ended July 31, 2002 and 2001, comprehensive loss was equal to reported net loss.

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

Financial Information for Lightspan’s Segments

     The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended July 31, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$11,027	$3,088	$14,115
Interest income, net	133	—	133
Depreciation and amortization of property and equipment	502	108	610
Segment loss from operations	(6,778)	(1,339)	(8,117)
Segment assets	53,984	24,218	78,202
Other significant non cash items:
Amortization of stock based compensation	64	—	64
Amortization of intangible assets	563	1,438	2,001

	Three Months Ended July 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$15,122	$4,345	$19,467
Interest income, net	702	—	702
Depreciation and amortization of property and equipment	648	71	719
Segment loss from operations	(11,635)	(2,911)	(14,546)
Segment assets	92,568	34,109	126,677
Other significant non cash items:
Deferred stock based compensation	(70)	(1)	(71)
Amortization of stock based compensation	214	6	220
Amortization of intangible assets	1,580	2,995	4,575

	Six Months Ended July 31, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$20,051	$4,334	$24,385
Interest income, net	267	—	267
Depreciation and amortization of property and equipment	1,105	165	1,270
Segment loss from operations	(15,918)	(4,739)	(20,657)
Segment assets	53,984	24,218	78,202
Other significant non cash items:
Amortization of stock based compensation	148	—	148
Amortization of intangible assets	1,127	2,875	4,002

	Six Months Ended July 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$24,047	$6,077	$30,124
Interest income, net	1,770	3	1,773
Depreciation and amortization of property and equipment	1,222	153	1,375
Segment loss from operations	(24,535)	(8,875)	(33,410)
Segment assets	92,568	34,109	126,677
Other significant non cash items:
Deferred stock based compensation	(235)	(11)	(246)
Amortization of stock based compensation	477	16	493
Amortization of intangible assets	3,153	5,990	9,143

6. Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

     We are required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002. We are currently evaluating the provisions of this recent pronouncement, but we believe there will be no material effect on our financial position, results of operations or stockholders’ equity resulting from its adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results

     Statements in this document, other than the statements of historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may identify these statements by the use of words such as “will”, “may”, “might”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “plan”, “predict”, “project”, “estimate”, “potential”, “continue” and similar expressions. These statements are only predictions. Actual events or results may differ materially. Such forward-looking statements involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. These risks and factors include those discussed below under the headings “Liquidity and Capital Resources” and “Risks and Uncertainties.” You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. You should carefully review and consider the various disclosures in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof.

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

Revenue Recognition

     Software License Revenue. We recognize revenue from license agreements when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable and collection is probable. In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

     Academic curriculum products are licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class, instead of a textbook. As Lightspan is not contractually obligated to provide further service after delivery of the license, Lightspan recognizes the full sales value of Academic license revenue generally upon delivery.

     On-Line Subscriptions. Revenue derived from fee-based on-line subscriptions is recognized on a straight-line basis over the term of the agreement, generally one year.

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

Use of Estimates

     Valuation of Goodwill. Effective February 1, 2002, we assess the potential for impairment of our goodwill based on the provisions of SFAS 142. As required by SFAS 142, we ceased amortization of goodwill effective February 1, 2002. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would influence the likelihood of a material change include, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulatory agency, unanticipated competition and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units and future cash flows of those reporting units. We completed our initial impairment test as of February 1, 2002 during the second quarter. The initial test indicated that an impairment may or may not exist regarding our higher education segment. The Company expects to complete the final test to measure the impairment, if any, by the end of fiscal 2003. Any impairment charge resulting from these initial impairment tests will be recorded as a cumulative effect of a change in accounting principle in the statement of operations.

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

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. As of July 31, 2002 a large portion of our receivables from our Puerto Rico customers were past due, accordingly, we have placed a credit hold on those accounts which are delinquent beyond normal historical levels. Based upon our policies as described above, we have provided a reserve for the past due amounts.

Results of Operations

     We have incurred significant losses since our inception and, as of July 31, 2002, have accumulated losses of approximately $292.3 million which excludes the $16.5 million preferred stock dividend from fiscal 2001. We expect to continue to incur operating losses for the foreseeable future.

Comparison of Three Months Ended July 31, 2002 and 2001

Revenues

     We generate revenues from fees from the sale of software licenses, on-line subscriptions, professional services and hardware. Our total revenues decreased 27 percent to $14.1 million in the three months ended July 31, 2002 from $19.5 million in the three months ended July 31, 2001 primarily due to the decrease in software licenses and hardware revenue, offset in part by a $0.5 million increase in revenue recognized from our on-line subscription products and a $0.1 million increase in revenue from professional services, as described below.

     Software Licenses. Our software license revenues decreased 33 percent to $8.9 million in the three months ended July 31, 2002 from $13.3 million in the three months ended July 31, 2001 primarily due to a decrease in Lightspan Achieve Now licenses sold which decreased 41 percent in this quarter as compared to the same period in the prior year.

     On-line Subscriptions. Our on-line subscription revenues increased 27 percent to $2.2 million in the three months ended July 31, 2002 from $1.8 million in the three months ended July 31, 2001 primarily due to an increase in the base of customers subscribing to our fee-based on-line subscription products. Customers subscribing to our on-line subscription products increased 21 percent to approximately 4,000 at July 31, 2002 from approximately 3,300 at July 31, 2001.

     Professional Services. Our professional service revenues increased 4 percent to $2.3 million in the three months ended July 31, 2002 from $2.2 million in the three months ended July 31, 2001 primarily due to an approximate 6 percent price increase partially offset by a decrease in the billable hours for professional services.

     Hardware and Other. Our hardware revenues decreased 70 percent to $0.7 million in the three months ended July 31, 2002 from $2.2 million in the three months ended July 31, 2001 primarily due to a decrease in volume of Lightspan Achieve Now licenses sold in the current period and to a fifty-percent reduction on the sales price charged for PlayStations..

Cost of Revenues

     Our total cost of revenues decreased 32 percent to $3.8 million for the three months ended July 31, 2002 from $5.6 million for the three months ended July 31, 2001 due primarily to the decrease in software license revenues and the corresponding decrease in the related costs such as CD costs, royalties, etc. Gross margin as a percentage of total revenues increased 2 percentage points to 73 percent in the three months ended July 31, 2002 from 71 percent in the three months ended July 31, 2001 primarily due to a lower overall cost structure and due to the increase in on-line subscription revenues, which have relatively fixed costs associated with providing these products.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 27 percent to $10.1 million for the three months ended July 31, 2002 from $13.9 million for the three months ended July 31, 2001 primarily due to reductions in commissions, personnel costs, travel and related selling and marketing expenses.

     Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We continue to pursue marketing campaigns, on a more limited basis than in previous years, designed to attract new customers, retain and increase sales to current customers and broaden the markets for our Lightspan Achieve Now curriculum, fee-based subscription on-line products and Academic products.

     Technology and Development. Our technology and development expenses decreased 47 percent to $3.4 million for the three months ended July 31, 2002 from $6.5 million for the three months ended July 31, 2001 primarily due to a decrease in personnel and consulting costs associated with the completion of various development activities.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription on-line products and Academic products, which we expense as incurred.

     General and Administrative. Our general and administrative expenses decreased 13 percent to $2.8 million for the three months ended July 31, 2002 from $3.2 million for the three months ended July 31, 2001 primarily due to higher professional service fees in the prior year.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Stock-Based Compensation. Stock-based compensation expense was $0.1 million and $0.2 million for the three months ended July 31, 2002 and 2001, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years.

     Amortization of Intangible Assets. Expense for the three months ended July 31, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2001 included $2.5 million of goodwill amortization and $0.1 million of amortization of intangibles.

     Interest Income (Expense). Our net interest income decreased 81 percent to $0.1 million for the three months ended July 31, 2002 from $0.7 million for the three months ended July 31, 2001 as a result of lower cash balances and a significant reduction in the market yield on such investments.

Comparison of Six Months Ended July 31, 2002 and 2001

Revenues

     Our total revenues decreased 19 percent to $24.4 million in the six months ended July 31, 2002 from $30.1 million in the six months ended July 31, 2001 primarily due to the decrease in software licenses and hardware revenue, offset in part by a $1.5 million increase in revenue recognized from our on-line subscription products and a $0.7 million increase in revenue from professional services, as described below.

     Software Licenses. Our software license revenues decreased 31 percent to $13.5 million in the six months ended July 31, 2002 from $19.6 million in the six months ended July 31, 2001 primarily due to a decrease in Lightspan Achieve Now licenses sold which decreased 37 percent in this period as compared to the same period in the prior year.

     On-line Subscriptions. Our on-line subscription revenues increased 45 percent to $4.8 million in the six months ended July 31, 2002 from $3.3 million in the six months ended July 31, 2001 primarily due to an increase in the base of customers subscribing to our fee-based on-line subscription products.

     Professional Services. Our professional service revenues increased 17 percent to $4.8 million in the six months ended July 31, 2002 from $4.1 million in the six months ended July 31, 2001 primarily due to an approximate 6 percent price increase and an increase in the billable hours for professional services in this period as compared to the same period in the prior year.

     Hardware and Other. Our hardware revenues decreased 56 percent to $1.3 million in the six months ended July 31, 2002 from $3.1 million in the six months ended July 31, 2001 primarily due to a decrease in the volume of Lightspan Achieve Now licenses sold in the current period and to a fifty-percent reduction on the sales price charged for PlayStations during the second fiscal quarter.

Cost of Revenues

     Our total cost of revenues decreased 26 percent to $7.0 million for the six months ended July 31, 2002 from $9.5 million for the six months ended July 31, 2001 due primarily to the decrease in software license revenues and the corresponding decrease in the related costs such as CD costs, royalties, etc. Gross margin as a percentage of total revenues increased 3 percentage points to 71 percent in the six months ended July 31, 2002 from 68 percent in the six months ended July 31, 2001 primarily due to a lower overall cost structure and due to the increase in on-line subscription revenues.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 21 percent to $20.4 million for the six months ended July 31, 2002 from $25.9 million for the six months ended July 31, 2001 primarily due to reductions in commissions, personnel costs, travel and related selling expenses and in marketing expenses as our marketing emphasis changed from a product branding focus to a supporting role of the existing sales organization.

     Technology and Development. Our technology and development expenses decreased 46 percent to $7.2 million for the six months ended July 31, 2002 from $13.3 million for the three months ended July 31, 2001 primarily due to a decrease in personnel and consulting costs associated with the completion of various development activities.

     General and Administrative. Our general and administrative expenses increased 20 percent to $6.3 million for the six months ended July 31, 2002 from $5.2 million for the six months ended July 31, 2001 primarily due to certain non-recurring severance costs and other expenses relating to staff reductions, partially offset by higher professional service fees in the prior year.

     Stock-Based Compensation. Stock-based compensation expense was $0.2 million and $0.5 million for the six months ended July 31, 2002 and 2001, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years.

     Amortization of Intangible Assets. Expense for the six months ended July 31, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2001 included $5.0 million of goodwill amortization and $0.2 million of amortization of intangibles. We completed our initial impairment test as of February 1, 2002 during the second quarter. The initial test indicated that an impairment may or may not exist regarding our higher education segment. The Company expects to complete the final test to measure the impairment, if any, by the end of fiscal 2003. Any impairment charge resulting from these initial impairment tests will be recorded as a cumulative effect of a change in accounting principle in the statement of operations.

     Interest Income (Expense). Our net interest income decreased 85 percent to $0.3 million for the six months ended July 31, 2002 from $1.8 million for the six months ended July 31, 2001 as a result of lower cash balances and a significant reduction in the market yield on such investments.

Liquidity and Capital Resources

     From inception through July 2002, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. Currently, we are not generating sufficient revenue to fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At July 31, 2002, we had $10.9 million of unrestricted cash and cash equivalents, $12.1 million in short-term investments and $1.7 million in restricted cash for a total of $24.7 million. Our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and may continue to incur losses. We expect to continue to incur operating losses for the foreseeable future.

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

     Net cash used in operating activities decreased $3.0 million in the six months ended July 31, 2002 as compared to the six months ended July 31, 2001 primarily due to the decrease in technology and development expenses related to decreases in personnel and consulting costs and to a decrease in sales and marketing expenses relating to reductions in commissions, personnel costs, travel and related selling and marketing expenses. Net cash provided by investing activities decreased $22.6 million in the six months ended July 31, 2002 as compared to the six months ended July 31, 2001 primarily due to a decrease in the maturities of our short-term investments used to fund operations during these periods. We expect to generate cash from operations in our third fiscal quarter of fiscal 2003, however, our negative operating cash flow may continue if we are unable to increase our sales.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, selling, marketing and supporting our products. We expect to devote capital resources in connection with selling, marketing and maintaining our existing products and services, and continued development, expansion and maintenance of our existing software and on-line product offerings and content. In addition, we may devote capital resources to strategic partnerships, acquisitions and relationships.

     As of July 31, 2002, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

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

     We began selling our Lightspan Achieve Now educational software in January 1996 and entered the Internet market by launching The Lightspan Network in January 1997 and through our purchase of eduTest in July 2000. Academic began selling its educational software in April 1994. Since early 1999, we have significantly increased our efforts to expand our fee-based subscription on-line businesses. As a result, our businesses have only a limited operating history on which you can base your evaluation of our business and prospects.

Our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or security analysts, the market price of our common stock would likely decline.

     Our quarterly results have fluctuated significantly since our inception for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-six quarters ended July 31, 2002. In addition, in fiscal years 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2003 or for any future years.

     We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles and the sources and timing of school districts’ funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. Many school districts are experiencing significant delays in federal funding and lower state and local tax revenues. In addition, the tragedies of September 11 have caused school districts to carefully balance their focus on academics with concerns about health and security. If a significant sale that we expect to occur in a particular quarter is delayed and does not occur until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based subscription on-line efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based subscription on-line products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

We expect net losses to continue for the foreseeable future and may never achieve or sustain profitability, which may cause our stock price to fall.

     Since our inception, we have incurred significant losses. As of July 31, 2002 we have accumulated net losses of $292.3 million. We incurred net losses of $62.2 million for the fiscal year ended January 31, 2002; $32.1 million for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000; and $55.7 million in net losses for the fiscal year ended January 31, 2000. We expect our operating losses to continue for the foreseeable future as we incur costs and expenses related to:

•	selling costs;

•	continued development, expansion and maintenance of our existing software and on-line product offerings and content;

•	amortization or impairment of intangible assets and goodwill recorded in connection with our acquisitions of eduTest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb; and

•	marketing and promotional activities.

     Our ability to become profitable and maintain profitability depends on our ability to generate and sustain substantially higher revenues while maintaining cost effective infrastructure. Although we may continue our spending on the activities listed above, these efforts may not result in increased revenues. We conduct operations using estimates as to future expense levels based on our expectations of future revenues. We cannot guarantee that we will be able to predict our future revenues accurately or that we will be able to adjust spending to compensate for any unexpected revenue shortfall. If we achieve profitability, we may not be able to sustain or increase profitability.

     From time to time, we receive inquiries from investors and other parties as to whether Lightspan will remain an independent organization. We consider those inquiries, along with our ongoing operations of the company, in determining how to best maximize stockholder value. We have engaged U.S. Bancorp Piper Jaffray to evaluate strategic alternatives for our business and to assist management and the Board of Directors in maximizing shareholder value.

Changes in funding for public school systems could reduce our revenues and impede the growth of our business.

     We derive a substantial portion of our revenues from public school funding, which is heavily dependent on support from federal, state and local governments. Government budget deficits may adversely affect the availability of this funding. In addition, the government appropriations process is often slow, unpredictable and subject to factors outside of our control. Curtailments, delays or reductions in the funding of schools or colleges, for example a reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act of 1965, could delay or reduce our revenues, in part because schools may not have sufficient capital to purchase our products or services. Funding difficulties experienced by schools or colleges could also cause those institutions to be more resistant to price increases in our products, compared to other businesses that might better be able to pass on price increases to their customers. The growth of our business depends on continued investment by public school systems in interactive educational technology and products. Changes to funding of public school systems could slow this type of investment. In addition, a temporary or permanent delay in federal, state or local funding could adversely impact the level and timing of our revenues.

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

The success of our business model requires us to increase our revenues from our fee-based on-line subscription business, and we may never become profitable if we are unable to do so.

     To achieve our operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based on-line subscription business. Our ability to increase revenues from our fee-based subscription on-line business depends on:

•	our ability to increase the subscriber base of our fee-based on-line subscription products while maintaining a subscription fee; and

•	improvement of the accessibility and ease of use of our Web sites.

     The future success of our fee-based on-line subscription business is highly dependent on an increase in the number of Internet users who are willing to subscribe to The Lightspan Network, Lightspan eduTest Assessment and Academic.com subscription products. The number of Internet users willing to pay for on-line educational products may not continue to increase. If the market for subscription-based on-line educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

     If we are unable to substantially increase our revenues from our on-line businesses, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, or we may never become profitable.

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

If we fail to enhance our fee-based on-line subscription products and services without systems interruptions and adapt those products and services to changes in technology, our future revenue growth and profitability could be less than we expect.

     We believe that a component of our future revenue growth will depend on whether we are able to enhance and improve our fee-based on-line subscription products and services as planned. Enhancements and improvements to our fee-based subscription on-line products are currently scheduled, but we cannot assure you that those enhancements and improvements will gain market acceptance or be launched on schedule and without systems interruptions. In addition, the Internet is rapidly changing, and we expect that we will continually need to adapt our fee-based subscription on-line products and their related technology to emerging Internet standards and practices, technological advances developed by our competition, and changing subscriber and user preferences. Ongoing adaptation of our fee-based subscription on-line products and their related technology will entail significant expense and technical risk, and we may use new technologies ineffectively or fail to adapt our fee-based subscription on-line products and their related technology on a timely and cost-effective basis. If our enhancements, improvements and adaptations of our fee-based subscription on-line products and their related technologies are delayed, result in systems interruptions or do not gain market acceptance, our future revenue growth will be adversely impacted and we may never become profitable.

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

We will not be able to grow our on-line subscription businesses if the market for those businesses does not develop.

     The success of our fee-based on-line subscription businesses will depend in large part on the continued emergence and growth of a market for on-line educational technology products. The market for educational technology is characterized by rapid change and product innovation, unpredictable product life cycles and unpredictable preferences among students, teachers and parents. Internet commercial businesses and services are evolving markets as well, and it is difficult to estimate how and when growth or other changes in those markets will occur. We therefore cannot predict that the market for Internet-based educational technology products will continue to expand.

Our business may not succeed without the continued development and maintenance of the Internet.

     Without the continued development and maintenance of the Internet infrastructure, we could fail to generate the revenues necessary for our fee-based subscription on-line business to succeed. In addition, our Lightspan Achieve Now curriculum is very media-rich and is not currently delivered over the Internet, due to bandwidth and other limitations. The continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because the on-line exchange of information and global commerce on the Internet is new and evolving, we cannot predict whether the Internet will prove to be an effective vehicle for delivering commercial content or will provide a viable marketplace for electronic commerce in the long term.

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

     We believe that maintaining and enhancing the value of our Lightspan, Academic and eduTest brands is critical to attracting purchasers for our curriculum-based educational software and subscribers and users of our fee-based subscription on-line businesses. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. We cannot assure you that we will be successful in maintaining our brand equity. In addition, to attract and retain subscribers and users and to promote and maintain the Lightspan, Academic and eduTest brands, we have spent, and may need to continue spending significant resources on a brand-enhancement strategy, which includes promotional programs and efforts by our field sales team and professional development staffs. Revenues from these activities may not be sufficient to offset associated costs.

Claims relating to data collection from our user base and content available on or accessible from our Web sites may subject us to liabilities and additional expense.

     We currently collect only the names of teachers who are registering for our on-line products. However, we may in the future collect names and other personal information relating to students, teachers and parents, and may sell our user information on an aggregated, non-individual basis; though we do not intend to sell information relating to children under the age of thirteen. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our Web sites or that is accessible from our network through links to other Web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our Web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

Our business operations could be significantly disrupted if we lose members of, or fail to properly integrate, our management team.

     Our success depends on the continued contributions of the principal members of our sales and marketing, product development, on-line services, and management departments. The loss of the services of any of our officers or senior managers could disrupt operations in their respective departments and could cause our overall financial results to be adversely impacted. In the past we have experienced greater than average turnover among our senior management. We do not maintain any “key person” life insurance policies other than on John T. Kernan, our Chairman and Chief Executive Officer, and Carl E. Zeiger, our President and Chief Operating Officer.

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

Our stock price is highly volatile.

     The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this section of the Quarterly Report, as well as other factors, including:

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

Our executive officers, directors and major stockholders control approximately 43.8% of our common stock.

     As of July 31, 2002, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 43.8% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at July 31, 2002. Declines in interest rates over time will, however, reduce our interest income.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on August 22, 2002. At the meeting, the following nominees were elected as directors to hold office until the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld

John T. Kernan	33,844,716	76,748
Jeffrey W. Brown	33,845,316	76,148
Hugh M. Tietjen	33,845,716	76,748

     Also at the meeting, the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2003 was ratified. The voting for the proposal was as follows:

               For- 33,794,578
               Against- 31,606
               Abstain- 95,280

There were no other proposals.

Item 5. Other Information

     Effective July 11, 2002, Barrie Usher resigned from our board of directors. Douglas Holtby was appointed by our Board as a replacement for Mr. Usher. James W. Breyer did not stand for re-election to our Board.

Item 6. Exhibits and Reports on Form 8-K

(a)  Current Reports on Form 8-K

     None.

(b)  Exhibits

Footnote	Exhibit
Number	Number	Description

(1)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(2)	3.2	Bylaws, as currently in effect.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(2)	4.2	Specimen Stock Certificate.
	99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, or amendments thereto, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of September, 2002.

September 13, 2002	Lightspan, Inc. /s/ Michael A. Sicuro Michael A. Sicuro, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

I, John T. Kernan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lightspan, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ John T. Kernan John T. Kernan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Michael A. Sicuro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lightspan, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ Michael A. Sicuro Michael A. Sicuro Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)