Form 10-Q
period 2002-10-31
LIGHTSPAN INC
filed 2002-12-13
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2002

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

Common Stock
(Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Number of shares of registrant’s common stock outstanding as of November 30, 2002: 47,416,889

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	October 31,	January 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,548	$35,033
Short-term investments	7,027	8,333
Accounts receivable, less allowance for doubtful accounts of $1,654 (October 31, 2002) and $930 (January 31, 2002)	9,734	11,477
Finished goods inventory	1,919	2,432
Other current assets	1,443	1,449
Restricted cash	826	826

Total current assets	40,497	59,550
Restricted cash	—	827
Property and equipment, net	4,600	6,839
Goodwill, net of accumulated amortization of $22,283 (October 31, 2002) and $21,583 (January 31, 2002)	14,741	14,241
Other intangible assets, net of accumulated amortization of $23,225 (October 31, 2002) and $17,222 (January 31, 2002)	8,775	15,278
Deposits and other assets	603	685

Total assets	$69,216	$97,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,147	$4,421
Accrued liabilities	11,892	12,242
Deferred revenue	13,438	10,682
Other current liabilities	92	227

Total current liabilities	27,569	27,572
Deferred revenue	976	1,282
Other liabilities	155	271
Stockholders’ equity:
Preferred stock, par value $0.001:
Authorized shares - 20,000 No shares issued and outstanding	—	—
Common stock, par value $0.001:
Authorized shares - 250,000 issued, outstanding shares - 47,400 (October 31, 2002) and 47,029 (January 31, 2002)	47	47
Additional paid-in capital	357,218	356,887
Deferred compensation	(60)	(278)
Accumulated deficit	(316,689)	(288,361)

Total stockholders’ equity	40,516	68,295

Total liabilities and stockholders’ equity	$69,216	$97,420

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2002	2001	2002	2001

Revenues:
Software licenses	$6,322	$7,231	$19,779	$26,862
On-line subscriptions	2,713	2,287	7,529	5,611
Professional services	2,674	2,754	7,438	6,840
Hardware and other	868	1,082	2,216	4,165

Total revenues	12,577	13,354	36,962	43,478
Cost of revenues:
Software licenses	1,247	1,634	3,692	5,203
On-line subscriptions	628	514	1,582	1,434
Professional services	1,269	1,312	3,810	4,094
Hardware and other	768	837	1,818	3,075

Total cost of revenues	3,912	4,297	10,902	13,806

Gross profit	8,665	9,057	26,060	29,672
Operating expenses:
Sales and marketing	9,052	11,911	29,404	37,781
Technology and development	3,281	6,015	10,517	19,294
General and administrative	2,348	3,923	8,662	9,163
Stock-based compensation	47	142	195	635
Amortization of intangible assets	2,001	4,577	6,003	13,720

Total operating expenses	16,729	26,568	54,781	80,593

Loss from operations	(8,064)	(17,511)	(28,721)	(50,921)
Interest income, net	124	441	391	2,214

Net loss	$(7,940)	$(17,070)	$(28,330)	$(48,707)

Net loss per share:
Basic and diluted	$(0.17)	$(0.37)	$(0.60)	$(1.05)

Weighted average shares — basic and diluted	47,377	46,503	47,198	46,299

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 31,

	2002	2001

Operating activities:
Net loss	$(28,328)	$(48,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,824	2,230
Provision for doubtful accounts	724	359
Amortization of intangible assets	6,003	13,720
Amortization of deferred stock-based compensation	194	635
Loss on disposal of assets	598	—
Changes in operating assets and liabilities:
Accounts receivable	1,019	877
Inventory	513	(405)
Restricted cash	827	3,115
Deposits and other assets	89	1,080
Accounts payable	(2,274)	(156)
Deferred revenue	2,450	3,710
Accrued and other liabilities	(380)	2,014

Net cash flows used in operating activities	(16,741)	(21,528)
Investing activities:
Purchase of short-term investments	(5,078)	(8,489)
Maturities of short-term investments	6,384	32,172
Purchase of property and equipment	(206)	(3,760)

Net cash flows provided by investing activities	1,100	19,923
Financing activities:
Net proceeds from exercise of stock options	331	393
Principal repayments on capital leases	(175)	(358)

Net cash flows provided by financing activities	156	35

Decrease in cash and cash equivalents	(15,485)	(1,570)
Cash and cash equivalents at beginning of period	35,033	45,566

Cash and cash equivalents at end of period	$19,548	$43,996

Supplemental disclosure of cash flow information:
Interest paid	$63	$71

Supplemental schedule of noncash investing and financing activities:
Deferred stock-based compensation	$(23)	$(271)

Issuance of common stock related to the acquisitions of Academic, Edutest and LearningPlanet.com	$—	$80

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“eduTest” or “eduTest.com”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the operating results for Lightspan, Inc., Academic and eduTest (collectively “Lightspan” or the “Company”) have varied significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription Internet and Academic curricula products and services based on school calendars, budget cycles, the sources and the timing of school districts’ funding. The Company’s operating results are expected to continue to vary significantly from quarter to quarter as a result of the same influences. Operating results for the three and nine months ended October 31, 2002, or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2003. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Organization and Business Activity

     Lightspan, Inc. (“Lightspan”) was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and on-line products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an on-line subscription service that provides curriculum-based content for classroom and home use. The Lightspan Reading Center is a complete on-line reading program that supports student achievement and helps educators make more informed instructional decisions. Lightspan eduTest Assessment is a comprehensive accountability and on-line assessment subscription program that allows educators to quickly identify district, school, class and student strengths and needs relating to state and national standards. Academic software is a series of CD-ROM-based products that serve the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Web-enhanced versions of Academic’s Interactive Mathematics and Interactive English products allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations.

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

     The following table presents a reconciliation of net income and per share data to what would have been reported had the new rules been in effect during the three and nine month periods ended October 31, 2001 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Reported net loss	$(7,940)	$(17,070)	$(28,330)	$(48,707)
Add back goodwill and assembled workforce amortization	—	2,577	—	7,718

Adjusted net loss	$(7,940)	$(14,493)	$(28,330)	$(40,989)

Basic and diluted net loss per share:
Reported net loss per share	$(0.17)	$(0.37)	$(0.60)	$(1.05)
Goodwill amortization	—	0.06	—	0.17

Adjusted net loss per share	$(0.17)	$(0.31)	$(0.60)	$(0.88)

Other Intangible Assets

     Intangible assets subject to amortization at October 31, 2002 were as follows (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Customer base	$17,500	$13,666	$3,834
Core technology	10,400	8,108	2,292
Trademark and trade name	4,100	1,451	2,649

	$32,000	$23,225	$8,775

     Amortization expense for intangible assets was $2,001 for the three months ended October 31, 2002 and 2001.

     The estimated annual amortization expense for amortized intangible assets owned as of January 31, 2002 for each of the five fiscal years is as follows (in thousands):

Years Ending January 31,
2003	$8,004
2004	4,774
2005	520
2006	392
2007	300
Thereafter	788

$14,778

3. Stockholders’ Equity

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three and nine months ended October 31, 2002 and 2001 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive.

4. Comprehensive Income (Loss)

     For the three and nine months ended October 31, 2002 and 2001, comprehensive loss was equal to reported net loss.

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

Financial Information for Lightspan’s Segments

     The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended October 31, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$10,603	$1,974	$12,577
Interest income, net	124	—	124
Depreciation and amortization of property and equipment	507	55	562
Segment loss from operations	(5,804)	(2,260)	(8,064)
Segment assets	45,868	23,348	69,216
Other significant non cash items:
Amortization of stock based compensation	47	—	47
Amortization of intangible assets	563	1,438	2,001

	Three Months Ended October 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$11,853	$1,501	$13,354
Interest income, net	441	—	441
Depreciation and amortization of property and equipment	746	109	855
Segment loss from operations	(11,934)	(5,577)	(17,511)
Segment assets	83,672	28,567	112,239
Other significant non cash items:
Deferred stock based compensation	(25)	—	(25)
Amortization of stock based compensation	137	5	142
Amortization of intangible assets	1,582	2,995	4,577

	Nine Months Ended October 31, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$30,654	$6,308	$36,962
Interest income, net	391	—	391
Depreciation and amortization of property and equipment	1,603	221	1,824
Segment loss from operations	(21,722)	(6,999)	(28,721)
Segment assets	45,868	23,348	69,216
Other significant non cash items:
Deferred stock based compensation	(23)	—	(23)
Amortization of stock based compensation	195	—	195
Amortization of intangible assets	1,690	4,313	6,003

	Nine Months Ended October 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$35,900	$7,578	$43,478
Interest income, net	2,211	3	2,214
Depreciation and amortization of property and equipment	1,968	262	2,230
Segment loss from operations	(36,469)	(14,452)	(50,921)
Segment assets	83,672	28,567	112,239
Other significant non cash items:
Deferred stock based compensation	(260)	(11)	(271)
Amortization of stock based compensation	614	21	635
Amortization of intangible assets	4,735	8,985	13,720

6. Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the basic indicators of impairment recognition and undiscounted cash-flow measurement model of SFAS No. 121, however it removes goodwill from the scope of the analysis, as the accounting for goodwill is now subject to the provisions of SFAS Nos. 141 and 142. SFAS No. 144 also provides additional guidance in differentiating between assets held and used, held for sale and held for disposal other than by sale. This Statement was required to be adopted by companies for fiscal years beginning after December 15, 2001. We adopted this Statement effective February 1, 2002. There was no impact on our consolidated financial statements as a result of the adoption of this Statement.

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

     Professional Services. Revenue derived from professional services, including product implementation and customer training is recognized as the services are performed. Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized over the term of the support and maintenance period, generally one year.

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

Use of Estimates

     Valuation of Goodwill. Effective February 1, 2002, we assess the potential for impairment of our goodwill based on the provisions of SFAS 142. As required by SFAS 142, we ceased amortization of goodwill effective February 1, 2002. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that would influence the likelihood of a material change include, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulatory agency, unanticipated competition and a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units and future cash flows of those reporting units. We completed our initial impairment test as of February 1, 2002 during the second quarter of fiscal 2003. The initial test indicated that an impairment may or may not exist regarding our higher education segment. The Company expects to complete the final test to measure the impairment, if any, by the end of fiscal 2003. Any impairment charge resulting from these initial impairment tests will be recorded as a cumulative effect of a change in accounting principle in the statement of operations.

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

Results of Operations

     We have incurred significant losses since our inception and, as of October 31, 2002, have accumulated losses of approximately $300.2 million which excludes the $16.5 million preferred stock dividend from fiscal 2001. We expect to continue to incur operating losses for the foreseeable future.

Comparison of Three Months Ended October 31, 2002 and 2001

Revenues

     We generate revenues from the sale of software licenses, on-line subscriptions, professional services and hardware. Our total revenues decreased 6 percent to $12.6 million in the three months ended October 31, 2002 from $13.4 million in the three months ended October 31, 2001 primarily due to the decrease in software licenses and hardware revenue, offset in part by a $0.4 million increase in revenue recognized from our on-line subscription products, as described below.

     Software Licenses. Our software license revenues decreased 13 percent to $6.3 million in the three months ended October 31, 2002 from $7.2 million in the three months ended October 31, 2001 primarily due to a decrease in Lightspan Achieve Now licenses sold which decreased 19 percent in this quarter as compared to the same period in the prior year.

     On-line Subscriptions. Our on-line subscription revenues increased 19 percent to $2.7 million in the three months ended October 31, 2002 from $2.3 million in the three months ended October 31, 2001 primarily due to an increase in the base of customers subscribing to our fee-based on-line subscription products. Customers subscribing to our on-line subscription products increased 17 percent in this quarter as compared to the same period in the prior year.

     Professional Services. Our professional service revenues decreased 3 percent to $2.7 million in the three months ended October 31, 2002 from $2.8 million in the three months ended October 31, 2001. This was primarily due to a lower volume of Lightspan Achieve Now licenses and the corresponding professional service component sold in the second fiscal quarter of this year as compared to the same period in the prior year.

     Hardware and Other. Our hardware revenues decreased 20 percent to $0.9 million in the three months ended October 31, 2002 from $1.1 million in the three months ended October 31, 2001 primarily due to Sony reducing by 50 percent the price charged for PlayStations and a decrease in volume of Lightspan Achieve Now licenses sold in the current period.

Cost of Revenues

     Our total cost of revenues decreased 9 percent to $3.9 million for the three months ended October 31, 2002 from $4.3 million for the three months ended October 31, 2001 due primarily to the decrease in software license revenues and the corresponding decrease in the related costs such as CD costs, royalties, etc. Gross margin as a percentage of total revenues increased one percentage point to 69 percent in the three months ended October 31, 2002 from 68 percent in the three months ended October 31, 2001 primarily due to a lower overall cost structure and due to the increase in on-line subscription revenues, which have relatively fixed costs associated with providing these products.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 24 percent to $9.1 million for the three months ended October 31, 2002 from $11.9 million for the three months ended October 31, 2001 primarily due to reductions in commissions, personnel costs, travel and related selling and marketing expenses.

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

     Technology and Development. Our technology and development expenses decreased 45 percent to $3.3 million for the three months ended October 31, 2002 from $6.0 million for the three months ended October 31, 2001 primarily due to a decrease in personnel and consulting costs associated with the completion of various development activities.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription on-line products and Academic products, which we expense as incurred.

     General and Administrative. Our general and administrative expenses decreased 40 percent to $2.3 million for the three months ended October 31, 2002 from $3.9 million for the three months ended October 31, 2001 due primarily to reductions in headcount and lower consulting and professional service fees in the current period as compared to the same period in the prior year.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Stock-Based Compensation. Stock-based compensation expense was $0.05 million and $0.1 million for the three months ended October 31, 2002 and 2001, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years.

     Amortization of Intangible Assets. Expense for the three months ended October 31, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2001 included $2.5 million of goodwill amortization and $0.1 million of amortization of intangibles.

     Interest Income (Expense). Our net interest income decreased 72 percent to $0.1 million for the three months ended October 31, 2002 from $0.4 million for the three months ended October 31, 2001 as a result of lower cash balances and a significant reduction in the market yield on such investments.

Comparison of Nine Months Ended October 31, 2002 and 2001

Revenues

     Our total revenues decreased 15 percent to $37.0 million in the nine months ended October 31, 2002 from $43.5 million in the nine months ended October 31, 2001 primarily due to the decrease in software licenses and hardware revenue, offset in part by a $1.9 million increase in revenue recognized from our on-line subscription products and a $0.6 million increase in revenue from professional services, as described below.

     Software Licenses. Our software license revenues decreased 26 percent to $19.8 million in the nine months ended October 31, 2002 from $26.9 million in the nine months ended October 31, 2001 primarily due to a decrease in Lightspan Achieve Now licenses sold which decreased 32 percent in this period as compared to the same period in the prior year.

     On-line Subscriptions. Our on-line subscription revenues increased 34 percent to $7.5 million in the nine months ended October 31, 2002 from $5.6 million in the nine months ended October 31, 2001 primarily due to an increase in the base of customers subscribing to our fee-based on-line subscription products.

     Professional Services. Our professional service revenues increased 9 percent to $7.4 million in the nine months ended October 31, 2002 from $6.8 million in the nine months ended October 31, 2001 primarily due to an approximate 6 percent price increase and an increase in the billable hours for professional services in this period as compared to the same period in the prior year.

     Hardware and Other. Our hardware revenues decreased 47 percent to $2.2 million in the nine months ended October 31, 2002 from $4.2 million in the nine months ended October 31, 2001 primarily due to Sony decreasing by 50 percent the price charged for PlayStations and a decrease in the volume of Lightspan Achieve Now licenses sold in the current period.

Cost of Revenues

     Our total cost of revenues decreased 21 percent to $10.9 million for the nine months ended October 31, 2002 from $13.8 million for the nine months ended October 31, 2001 due primarily to the decrease in software license revenues and the corresponding decrease in the related costs such as CD costs, royalties, etc. Gross margin as a percentage of total revenues increased 3 percentage points to 71 percent in the nine months ended October 31, 2002 from 68 percent in the nine months ended October 31, 2001 primarily due to a lower overall cost structure and due to the increase in on-line subscription revenues.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 22 percent to $29.4 million for the nine months ended October 31, 2002 from $37.8 million for the nine months ended October 31, 2001 primarily due to reductions in commissions, personnel costs, travel and related selling expenses and in marketing expenses, as our marketing emphasis changed from a product branding focus to a supporting role of the existing sales organization.

     Technology and Development. Our technology and development expenses decreased 45 percent to $10.5 million for the nine months ended October 31, 2002 from $19.3 million for the nine months ended October 31, 2001 primarily due to a decrease in personnel and consulting costs associated with the completion of various development activities.

     General and Administrative. Our general and administrative expenses decreased 5 percent to $8.7 million for the nine months ended October 31, 2002 from $9.2 million for the nine months ended October 31, 2001 due primarily to reductions in headcount and lower consulting and professional service fees in the current period as compared to the same period in the prior year.

     Stock-Based Compensation. Stock-based compensation expense was $0.2 million and $0.6 million for the nine months ended October 31, 2002 and 2001, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years.

     Amortization of Intangible Assets. Expense for the nine months ended October 31, 2002 represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2001 included $7.7 million of goodwill amortization and $0.2 million of amortization of intangibles. We completed our initial impairment test as of February 1, 2002 during the second quarter of fiscal 2003. The initial test indicated that an impairment may or may not exist regarding our higher education segment. The Company expects to complete the final test to measure the impairment, if any, by the end of fiscal 2003. Any impairment charge resulting from these initial impairment tests will be recorded as a cumulative effect of a change in accounting principle in the statement of operations.

     Interest Income (Expense). Our net interest income decreased 82 percent to $0.4 million for the nine months ended October 31, 2002 from $2.2 million for the nine months ended October 31, 2001 as a result of lower cash balances and a significant reduction in the market yield on such investments.

Liquidity and Capital Resources

     From inception through October 2002, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. We generated cash from operations in our third fiscal quarter of fiscal 2003, offset by negative cash flows generated in the first and second fiscal quarter of this year. However, we are currently not generating sufficient revenue to consistently fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At October 31, 2002, we had $19.6 million of unrestricted cash and cash equivalents, $7.0 million in short-term investments and $0.8 million in restricted cash for a total of $27.4 million. Our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and may continue to incur losses. We expect to continue to incur operating losses for the foreseeable future.

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

     Net cash used in operating activities decreased $4.8 million in the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001 primarily due to the decrease in technology and development expenses related to decreases in personnel and consulting costs and to a decrease in sales and marketing expenses relating to reductions in commissions, personnel costs, travel and related selling and marketing expenses. Net cash provided by investing activities decreased $18.8 million in the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001 primarily due to a decrease in the maturities of our short-term investments used to fund operations during these periods. We generated cash from operations in our third fiscal quarter of fiscal 2003, offset by negative cash flows generated in the first and second fiscal quarter of this year.

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

     As of October 31, 2002, we believe that our cash and cash equivalents and short-term investments will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

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

     Our quarterly results have fluctuated significantly since our inception for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-seven quarters ended October 31, 2002. In addition, in fiscal years 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2003 or for any future years.

     We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles and the sources and timing of school districts’ funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. Many school districts are experiencing delays in federal funding and lower state and local tax revenues. If a significant sale that we expect to occur in a particular quarter is delayed and does not occur until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based subscription on-line efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based subscription on-line products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

We expect net losses to continue for the foreseeable future and may never achieve or sustain profitability, which may cause our stock price to fall.

     Since our inception, we have incurred significant losses. As of October 31, 2002 we have accumulated net losses of $300.2 million. We incurred net losses of $62.2 million for the fiscal year ended January 31, 2002; $32.1 million for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000; and $55.7 million in net losses for the fiscal year ended January 31, 2000. We expect our operating losses to continue for the foreseeable future as we incur costs and expenses related to:

•	selling costs;

•	continued development, and maintenance of our existing software and on-line product offerings and content;

•	amortization or impairment of intangible assets and goodwill recorded in connection with our acquisitions of eduTest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb; and

•	marketing and promotional activities.

     Our ability to become profitable and maintain profitability depends on our ability to generate and sustain substantially higher revenues while maintaining a cost effective infrastructure. Although we may continue our spending on the activities listed above, these efforts may not result in increased revenues. We conduct operations using estimates as to future expense levels based on our expectations of future revenues. We cannot guarantee that we will be able to predict our future revenues accurately or that we will be able to adjust spending to compensate for any unexpected revenue shortfall. If we achieve profitability, we may not be able to sustain or increase profitability.

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

     We expect that expansion of our customer and revenue base will be required to successfully implement our business strategy. For example, the development of our business continues to require sales and marketing expenditures as well as development efforts of certain products. This may strain our management, operational, financial and technological resources, as well as the infrastructure for our Web sites and services. The growth of our Lightspan Achieve Now educational software business may strain the resources of our professional development staff during periods of heavy implementation in purchasing school districts. Our growth depends on our ability to attract and retain qualified employees (including employees of businesses that we acquire), particularly Internet systems, sales and marketing and product development personnel. Our failure to manage our growth in a manner that minimizes these strains on our resources could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

     A key component of the success of our fee-based on-line subscription businesses will depend on the continued emergence and growth of a market for on-line educational technology products. The market for educational technology is characterized by rapid change and product innovation, unpredictable product life cycles and unpredictable preferences among students, teachers and parents. Internet commercial businesses and services are evolving markets as well, and it is difficult to estimate how and when growth or other changes in those markets will occur. We therefore cannot predict that the market for Internet-based educational technology products will continue to expand.

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

     Our success depends on the continued contributions of the principal members of our sales and marketing, product development, on-line services, and management departments. The loss of the services of any of our officers or senior managers could disrupt operations in their respective departments and could cause our overall financial results to be adversely impacted. Prior to January 1, 2001 we experienced greater than average turnover among our senior management. We do not maintain any “key person” life insurance policies other than on John T. Kernan, our Chairman and Chief Executive Officer, and Carl E. Zeiger, our President and Chief Operating Officer.

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

Our executive officers, directors and major stockholders control approximately 52.7% of our common stock.

     As of October 31, 2002, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 52.7% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at October 31, 2002. Declines in interest rates over time will, however, reduce our interest income.

Item 4. Controls And Procedures

     The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report (the “Evaluation Date”). Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

     There have been no significant changes in the Company’s internal controls since the Evaluation Date. The Company is not aware of any significant change in any other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Current Reports on Form 8-K

     None.

(b)	Exhibits

Footnote	Exhibit
Number	Number	Description

(1)	3.1	Certificate of Incorporation (including Certificate of Designation of Series A Junior Participating Preferred Stock) as currently in effect.
(2)	3.2	Bylaws, as currently in effect.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(2)	4.2	Specimen Stock Certificate.
	99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 1, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December 2002.

Lightspan, Inc.

December 12, 2002	/s/ Michael A. Sicuro Michael A. Sicuro, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

I, John T. Kernan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Lightspan, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ John T. Kernan

John T. Kernan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Michael A. Sicuro, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Lightspan, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ Michael A. Sicuro

Michael A. Sicuro Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)