Form 10-K
period 2003-01-31
LIGHTSPAN INC
filed 2003-04-29
CIK 1097892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock

(Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑

     As of July 31, 2002, the aggregate market value of registrant’s voting and non-voting stock held by non-affiliates, based upon the closing sales price for the registrant’s common stock, as reported on the Nasdaq National Market, was approximately $43.6 million. To determine this aggregate market value, the registrant has excluded from the total number of shares outstanding as of July 31, 2002 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

     Number of shares of registrant’s common stock outstanding as of March 31, 2003: 47,677,851

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

LIGHTSPAN, INC.

2003 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.     Business

      In addition to historical information, the discussion in this Annual Report on Form 10-K contains forward-looking statements including statements relating to our future financial performance and operations. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those stated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the sections in this Annual Report entitled “Competition”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in any other documents incorporated by reference into this Annual Report. Do not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date hereof. We undertake no obligation to update or revise any of these forward-looking statements. You should carefully review the risk factors described in this document as well as in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q that we will file during our 2004 fiscal year.

Introduction

      Lightspan, Inc. provides curriculum-based educational software and online products and services used both in school and at home. We were founded in 1993 on the philosophy of using technology to increase student achievement by providing exceptional curriculum products that are used in classrooms and that are also used at home. Our technology, delivery systems and content help increase student interest in learning and assessment, parental involvement in their children’s education, and productive interaction among teachers, parents and students. More than 1,000 studies by schools that use our products and services indicate that our products improve overall student performance.

      Lightspan Achieve Now, our product for students in kindergarten through eighth grade, or K-8, is a series of media-rich, interactive software programs that covers the core curriculum-language arts, reading and math. We sell these programs exclusively to schools and school districts for use in both the classroom and at home. As of January 31, 2003, the Lightspan Achieve Now curriculum has already been purchased by over 1,500 school districts in 47 states and implemented in approximately 4,400 schools and approximately 21,000 classrooms, representing a total of approximately 250,000 student and teacher licenses. Our higher education products provide a series of curriculum-based software that addresses the math and writing needs of under-prepared college students. As of January 31, 2003, these products are in use in over 350 colleges and universities across the United States. Also as of January 31, 2003, we had approximately 4,200 subscriptions to our online products for students in pre-kindergarten through grade twelve, or K-12.

      Our objective is to become a leading provider of technology-delivered, curriculum-based supplemental study materials and online assessment services in kindergarten through higher education. To achieve this objective, we expect to draw on the educational technology and online experience of our entire management team to pursue the following strategies:

•	capitalize on our current market position and leverage our existing suite of products;

•	enhance our Lightspan Achieve Now curriculum through new online and broadband technologies;

•	continue to promote and enhance our fee-based subscription online products; and

•	evaluate strategic relationships.

Products Overview

      Our products and services are technology-based educational tools and resources that can be used by teachers, students and families to increase student achievement.

      More than 1,000 studies by schools that use our products and services indicate Lightspan programs increase student performance in reading/language arts and mathematics. Assuming the average student performs at the 50th percentile, and over the period of time comprising school years 1998 to 2001, for every 100 students in nationally representative samples, students at schools that implemented Lightspan Achieve Now outperformed the control group by 27% in reading/language arts and outperformed the control group by 23% in mathematics, as described in Lightspan’s implementation guidelines. The Lightspan Achieve Now curriculum is the #1 technology program receiving federal Comprehensive School Reform (CSR) funds and second overall. The CSR program was established to help schools implement proven whole school reform programs known to increase student achievement.

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

      We deliver our reading and language arts and mathematics curricula in imaginary “worlds” — episodic, interactive series with a consistent set of characters that are designed to cover a broad range of curriculum objectives. Generally, each world is contained on a series of CD-ROMs, or titles, which are divided into multiple “Adventures.” Our Adventures were developed with the assistance of an advisory board of reading, language arts and mathematics educators, an advisory board of video game developers, television writers and commercial animators. The Lightspan Achieve Now curriculum was developed using entertainment industry production techniques and features full motion digital video and 3-D animation.

      Our Lightspan Achieve Now language arts and reading curriculum provides a variety of learning paths, all with a single objective — improving literacy and communication — and is designed to ensure that all students succeed in listening, speaking, reading, writing, viewing and producing. The Adventures that compose our Lightspan Achieve Now reading and language arts curriculum address vocabulary comprehension, critical thinking skills, study skills, the writing process, print and text recognition, phonics, decoding and many other areas covered by the typical kindergarten through eighth grade, or K-8 reading and language arts curriculum.

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

      Lightspan Achieve Now licenses are sold on a perpetual license basis at the student license and teacher license levels, including materials and professional development. A complete Lightspan Achieve Now program consists of teacher licenses containing up to 40 CD-ROM titles appropriate to each grade level, instructional materials, student licenses for each student containing the same CD-ROM titles as those included with the teacher licenses, student pre-tests, post-tests and progress checks, parenting and other materials, professional development visits, and evaluation criteria to meet accountability standards. There are a total of 81 separate CD-ROM titles, some of which are included in more than one grade cluster.

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

K-12 Online

      Our online subscription products and services provide teachers, students and parents with a wide array of online learning resources. We sell these products on a subscription basis.

Lightspan.com

      All of our online products and services can be accessed through www.lightspan.com. We plan to maintain and provide moderate level enhancements to the subscription products and services offered through Lightspan.com.

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

Lightspan Reading Center

      In 2001, we released the Lightspan Reading Center, a component of the Lightspan Early Reading Program. The Lightspan Reading Center is a research-based online subscription program that supports K-3 student achievement in reading. This add-on content module integrates seamlessly into The Lightspan Network. This product is a complete online reading program that supports student achievement and provides tools to help educators make more informed instructional decisions. The Lightspan Reading Center:

•	provides online, audio-supported multiple-choice assessments addressing four levels: early, emergent, transitional and fluent;

•	generates time-saving student assessment reports that outline student learning needs and automatically list recommended learning activities, lesson plans and other resources to inform instructional decisions in the classroom;

•	accesses over 100 learning activities, lesson plans and printable worksheets in the key areas of reading mastery: phonemic awareness, phonics and decoding, reading comprehension, vocabulary, background knowledge and fluency; and

•	responds quickly to additional learning needs by administering post tests as students master each level of reading.

      The Lightspan Reading Center provides rich, engaging literacy activities, lesson plans and printables that help students understand phonemes, decode unfamiliar words, become fluent readers, develop background knowledge and increase vocabulary to construct meaning from print.

      Instruction, content and strategies in the Lightspan Reading Center have been developed using the most current, scientifically based reading research. Lightspan applies rigorous, systematic, and objective procedures to obtain valid knowledge relevant to reading development, reading instruction and reading difficulties. The Lightspan Reading Center is a developmental program that supplements and enriches classroom instruction.

Online Assessment

      Lightspan offers a combination of online assessment products, Lightspan eduTest Assessment and Lightspan Assessment Builder, with proprietary test questions covering language arts, mathematics, science and social studies.

      Lightspan eduTest Assessment is a comprehensive accountability and assessment program that allows educators to quickly identify district, school, class and student strengths and needs relating to state and national standards. By providing tools and reports that are tailored to the needs of teachers and administrators in a particular school community, Lightspan eduTest Assessment gives educators the power to implement effective instruction that is targeted to students and the standards on which they need the most improvement.

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

      Lightspan Assessment Builder allows districts to:

•	customize and design assessments to meet district objectives;

•	control assessment content and delivery;

•	access a powerful search engine with over 60,000 test items;

•	create and add tailored test items; and

•	develop customized test items in additional languages and other subject areas.

Higher Education

      Academic Systems (“Academic”), our higher education division, has products that address the needs of under-prepared college students, consisting of:

•	Interactive Mathematics, Pre-Algebra, Elementary Algebra, Intermediate Algebra and College Algebra, which cover topics ranging from whole numbers, proportional reasoning, signed numbers and introductory geometry and algebra to non-linear functions, equations, conic sections, matrices, determinants, induction, sequences and counting;

•	Interactive English, which prepares students for academic writing, including narrative writing, data analysis, text interpretation, and persuasive writing, and contains concise grammar instructions on common college writing errors and related reading and comprehension activities;

•	Web-enhanced versions of Interactive Mathematics and Interactive English which allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations. Academic also offers fully hosted versions of Interactive Mathematics and Interactive English that enable colleges to offer courses to their students without the costs associated with purchasing and servicing computer server hardware;

•	Academic.com, a complete Web-based product offering that helps faculty create, manage and teach interactive courses online. With over 350 Learning Objects, Academic.com offers a complete suite of online-based instructional tools, content and services providing students with engaging, interactive learning activities that can be accessed anytime and anywhere; and

•	The Interactive Companion Series which provides exceptional quality supplemental instruction developed by college level subject matter experts. Each Interactive Companion focuses on a key concept, provides a model and gives opportunities for review and self-assessment. Highly interactive multimedia reinforces the content with sound video and animation. The Interactive Companion Series currently covers core subject areas in: Molecular Cell Biology, Beginning Microbiology, Microbiology for Majors, Genetics, General Chemistry, Biochemistry, Statistics, Biostatistics, Precalculus, Calculus, College Algebra, Principles of Microeconomics, Principles of Macroeconomics, Intermediate

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

Segment and Geographic Information

      Financial information about our K-12 and Higher Education products and services is incorporated herein by reference to Note 10 “Reportable Segments” of the Notes to the Lightspan consolidated financial statements included in Part II in this Annual Report on Form 10-K. Since inception, substantially all of our revenues have been attributable to, all of our long-lived assets have been located in, and all of our operations have been conducted in the United States, Puerto Rico and the U.S. Virgin Islands.

Product Design and Development

      We consider successful product development to be essential to maintaining and growing our market position and have incurred $13.5 million, $24.4 million and $25.8 million in related technology and development expenses for the years ended January 31, 2003, 2002 and 2001, respectively. We expect to continue enhancing our Lightspan Achieve Now and higher education curricula and our fee-based online subscription products and services.

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

      As of January 31, 2003, we employed 81 sales professionals which include direct and internal salespeople and sales managers for grades K-12. As of that date, this sales force was supported by a 77 person professional development team that provides pre- and post-sales support and works with current Lightspan schools to identify additional sales opportunities. While our sales force and professional development team are focused on selling into new accounts and increasing our presence in current accounts, they also act as partners with implementing schools in identifying funding sources. Each member of our sales force has substantial experience as an educator, teacher, and/or administrator coupled with a background in educational technology sales. The salesperson is generally working in his or her home territory and has extensive contacts in school districts within their region.

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

      Our 81 person sales force includes an inside sales organization of 19 people to support our sales efforts in the field. This operation, located in Denver, is staffed by sales people with experience supporting institutional sales, via telemarketing techniques. Their focus is on supporting the field sales team, qualifying leads, selling and renewing our online subscription products and performing online product demonstrations.

      In addition to our 81 sales professionals that focus on selling our Achieve Now curriculum and fee-based online subscription products, at January 31, 2003, Academic employed 25 sales professionals which include direct salespeople and sales mangers. As of that date, this sales force was supported by a 4-person professional development team that provides pre- and post-sales support focusing primarily on the higher education market. Academic’s sales and marketing efforts focus on statewide and system-wide sales, and specifically target potential purchasers that offer opportunities for the Academic Systems curriculum to multiple college class sections. A typical initial sale of the Academic curriculum will be for several sections in a college course. As the faculty becomes familiar with the Academic curriculum and witnesses improved results from sections that are using the curriculum, Academic’s contracts are generally renewed and increased. Approximately 80% of the institutions that have installed any portion of the Academic curriculum since it was first offered remain as installed users. Academic’s marketing efforts include print advertising in periodicals directed at the higher education market, direct marketing, participation at trade shows and hosting special seminars and Continuous Improvement user conferences nationwide.

Professional Development and Support Services

      Lightspan Achieve Now and online subscription products include on-site professional development. Certain online subscription products also include professional development delivered electronically, which is comprised of archived lessons as well as real-time interactive sessions. Each school works with a Lightspan Educational Consultant to examine instructional objectives and develop a plan that demonstrates the key processes of the program to teachers, staff, and families. Teachers learn how to use Lightspan Achieve Now and our online subscription products to align curriculum, design lessons and analyze student progress. These professional development resources help schools implement Lightspan Achieve Now and our online subscription products in ways that lead to maximum student achievement and greater family involvement.

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

      As of January 31, 2003, we maintained a staff of 81 trained professionals, most of whom are former educators, to provide pre-sale planning and post-sale implementation, customer support, training services and motivation for teachers, administrators and parents in Lightspan schools. We also operate a toll-free, five-day per week technical and curriculum support telephone help line that is accessible to both teachers and parents. We include professional development and telephone support services with the initial purchase of Lightspan Achieve Now and certain online subscription products. Schools may purchase additional professional development or support services. We believe that the on-site training provided by our professional develop-

ment staff is a key factor in encouraging school districts to implement Lightspan products in more schools within the district and in additional classrooms within an individual school.

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

      We developed and own the rights to nearly all of the content within the Lightspan Achieve Now curriculum, including the worlds, characters, stories, educational content, and games. We hold trademarks to all of our Lightspan Achieve Now worlds, our individual CD-ROM titles, and many of our characters. We also hold trademarks on products acquired through our acquisition of eduTest, Inc. and included as part of Lightspan eduTest Assessment.

Seasonality

      Our operating results vary significantly from quarter to quarter because of seasonal influences on demand for our Lightspan Achieve Now, fee-based online subscription and Academic Systems curricula products and services based on school calendars, budget cycles, source and timing of school districts’ funding. Our Lightspan Achieve Now license transactions have historically been highest in our second fiscal quarter, and lowest in our first fiscal quarter. In July 2000, we recognized the remaining Achieve Now deferred software license revenue as the remaining titles were completed and shipped during the second quarter. As a result, our reported revenue for that quarter and previous quarters was not indicative of our underlying business in those periods. See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Operating Results for further discussion.

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

      In the instructional technology segment of this market, we believe our existing and prospective competitors may be divided into the following groups:

•	comprehensive curriculum software publishers which offer various school-based computer-based learning systems;

•	“edutainment” software vendors, which principally target the consumer market but also sell to schools;

•	education-oriented Internet services and the educational segments of general online service providers;

•	distance learning providers; and

•	programs that take over management of the school or provide substantial tutoring help.

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

Customer Concentration Risk

      During the fiscal year ended January 31, 2003, no one customer accounted for more than 10% of total revenues for Lightspan.

Employees

      As of January 31, 2003, we employed 386 persons, including 120 in technology and development, 50 in general and administrative, 135 in sales and marketing and 81 in professional development. On January 30, 2003, we announced an overall reduction of approximately 16% of our employees lowering our headcount to 324 persons at the beginning of the first quarter of fiscal year 2004. Our future success is substantially dependent on the performance of our senior management team and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the “Risk Factors” section below for a further discussion of certain risks related to our employees. None of our employees is represented by a labor union and we consider our employee relations to be excellent.

      We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is available for review on our website at www.lightspan.com in connection with our “Investor Relations” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future,

      Our website address is www.lightspan.com. Our filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our Internet website as soon as reasonably practicable after being filed with or furnished to the SEC.

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

      We began selling our Lightspan Achieve Now educational software in January 1996 and entered the online market by launching The Lightspan Network in January 1997. Academic began selling its educational software in April 1994. Since early 1999, we have significantly increased our efforts to expand our fee-based online subscription businesses. As a result, our businesses have only a limited operating history on which you can base your evaluation of our business and prospects. In considering an investment in our stock, you should evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies.

Our quarterly results are volatile and difficult to forecast, which could cause the price of our common stock to decline.

      Our quarterly results have fluctuated significantly since our inception, for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-eight quarters ended January 31, 2003. In addition, in fiscal year 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2004 or for any future years.

      We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles, and the sources and timing of school districts’ funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. If a significant sale that we expect to occur in a particular quarter is delayed until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based online subscription efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based online subscription products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

We expect net losses to continue for the foreseeable future and may never achieve or sustain profitability, which may cause our stock price to decline.

      Since our inception, we have incurred significant net losses. As of January 31, 2003 we have accumulated net losses of $308.0 million. We incurred net losses of $36.1 million for the fiscal year ended January 31, 2003; net losses of $62.2 million for the fiscal year ended January 31, 2002; and $32.1 million in net losses for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000. Our operating losses and negative cash flow could continue as we incur costs and expenses related to, among other things:

•	marketing and promotional activities;

•	continued development and expansion of our fee-based online subscription offerings and content; and

•	amortization or impairment of intangible assets and goodwill recorded in connection with our acquisitions of eduTest, LearningPlanet.com, Academic, Global Schoolhouse and StudyWeb.

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

      From time to time, we receive inquiries from investors and other parties as to whether Lightspan will remain an independent organization. In May 2002, we engaged U.S. Bancorp Piper Jaffray to evaluate those inquiries and strategic alternatives for our business and to assist management and the Board of Directors in maximizing shareholder value.

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

The success of our business model requires us to increase our revenues from our fee-based online subscription business, and we may never become profitable if we are unable to do so.

      To achieve our operating goals and objectives, we will need to derive an increasing portion of our revenues from our fee-based online subscription business. Our ability to increase revenues from our fee-based online subscription business depends on:

•	our ability to increase the subscriber base of our fee-based online subscription products while maintaining a subscription fee; and

•	improvement of the accessibility and ease of use of our Web sites.

      The future success of our fee-based online subscription business is highly dependent on an increase in the number of users who are willing to subscribe to The Lightspan Network, Lightspan Reading Center, Lightspan eduTest Assessment and Lightspan Assessment Builder subscription products. The number of users willing to pay for online educational products may not continue to increase. If the market for subscription-based online educational products develops more slowly than we expect, or if our efforts to attract new subscribers are not successful or cost effective our operating results and financial condition may be materially and adversely affected.

      If we are unable to substantially increase our revenues from our online subscription businesses, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, or we may never become profitable.

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

If we fail to enhance our fee-based online subscription products and services without systems interruptions and adapt those products and services to changes in technology, our future revenue growth and profitability could be less than we expect.

      We believe that a component of our future revenue growth will depend on whether we are able to enhance and improve our fee-based online subscription products and services as planned. Enhancements and improvements to our fee-based online subscription products are currently scheduled, but we cannot assure you that those enhancements and improvements will gain market acceptance or be launched on schedule and without systems interruptions. In addition, the Internet is rapidly changing, and we expect that we will continually need to adapt our fee-based online subscription products and their related technology to emerging Internet standards and practices, technological advances developed by our competition, and changing subscriber and user preferences. Ongoing adaptation of our fee-based online subscription products and their related technology will entail significant expense and technical risk, and we may use new technologies ineffectively or fail to adapt our fee-based online subscription products and their related technology on a timely and cost-effective basis. If our enhancements, improvements and adaptations of our fee-based online subscription products and their related technologies are delayed, result in systems interruptions or do not gain market acceptance, our future revenue growth will be adversely impacted and we may never become profitable.

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

      Our competitors include:

•	comprehensive curriculum software publishers which offer various school-based computer-based learning systems;

•	“edutainment” software vendors, which principally target the consumer market but also sell to schools;

•	education-oriented Internet services and the educational segments of general online service providers;

•	distance learning providers; and

•	programs that take over management of the school or provide substantial tutoring help.

      Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources. Many of these current and potential competitors can devote substantially greater resources than we can to product development, marketing and promotional campaigns and Web site and systems development.

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

      We must manage our software development efforts to anticipate and adapt to changes in popular computer operating environments and other evolving technologies. For example, we have improved the existing Academic CD-ROM-based educational software product with Internet-based enhancements. Our Lightspan Achieve Now curriculum-based educational software is currently delivered in CD-ROM format on PlayStation game consoles and on Windows-based personal computers. We may continue to evaluate other operating environments and computer platforms for our software products as they become available.

      We may decide from time to time to make our software products available in other operating environments or on other computer platforms and our efforts to do so may involve substantial costs without the realization of expected additional revenue from these activities. Market acceptance of our software products and our operating results relating to their sale could also be lower than we expect if we are unable to anticipate and adapt to changes in computer platforms and other evolving technologies in a timely and cost-effective manner.

We will not be able to grow our online subscription businesses if the market for those businesses does not develop.

      The success of our fee-based online subscription businesses will depend in large part on the continued emergence and growth of a market for Internet-based educational technology products. The market for educational technology is characterized by rapid change and product innovation, unpredictable product life cycles and unpredictable preferences among students, teachers and parents. Internet commercial businesses and services are evolving markets as well, and it is difficult to estimate how and when growth or other changes in those markets will occur. We therefore cannot predict that the market for Internet-based educational technology products will continue to expand.

Our business may not succeed without the continued development and maintenance of the Internet.

      Without the continued development and maintenance of the Internet infrastructure, we could fail to generate the revenues necessary for our fee-based online subscription business to succeed. In addition, our Lightspan Achieve Now curriculum is very media-rich and is not currently delivered over the Internet, due to bandwidth and other limitations. The continued development of the Internet includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products for providing reliable Internet access and services. Because the online exchange of information and global commerce on the Internet is new and evolving, we cannot predict whether the Internet will prove to be an effective vehicle for delivering commercial content or will provide a viable marketplace for electronic commerce in the long term.

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

      We believe that maintaining and enhancing the value of our Lightspan and Academic brands is critical to attracting purchasers for our curriculum-based educational software and subscribers and users of our fee-based online subscription businesses. Our success in maintaining brand awareness will depend on our ability to continuously provide educational technology that students enjoy using and teachers and parents consider beneficial to the learning process. We cannot assure you that we will be successful in maintaining our brand equity. In addition, to attract and retain subscribers and users and to promote and maintain the Lightspan and Academic brands, we have spent, and may need to continue spending significant resources on a brand-enhancement strategy, which includes promotional programs and efforts by our field sales team and professional development staffs. Revenues from these activities may not be sufficient to offset associated costs.

Claims relating to data collection from our user base and content available on or accessible from our Web sites may subject us to liabilities and additional expense.

      We currently collect only the names of teachers who are registering for our online subscription products. However, we may in the future collect names and other personal information relating to students, teachers and parents, and may sell our user information on an aggregated, non-individual basis; though we do not intend to sell information relating to children under the age of thirteen. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our Web sites or that is accessible from our network through links to other Web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our Web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

Our business operations could be significantly disrupted if we lose members of, or fail to properly integrate, our management team.

      Our success depends on the continued contributions of the principal members of our sales and marketing, product development, online services, and management departments. The loss of the services of any of our officers or senior managers could disrupt operations in their respective departments and could cause our overall financial results to be adversely impacted. We do not maintain any “key person” life insurance policies other than on John T. Kernan, our Chairman and Chief Executive Officer, and Carl E. Zeiger, our President and Chief Operating Officer.

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

      Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, class action lawsuits have historically been initiated against Internet and software companies following periods of volatility in the market prices of these companies’ stock. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make potential acquisitions of assets or businesses. Moreover, as of March 20, 2003, our common stock had closed at less than $1.00 for thirty consecutive trading days. We have received notification from NASDAQ of our non-compliance with the exchange’s minimum-price requirement; however we have a grace period of 180 days to regain compliance with this requirement. If we are unable to regain compliance, or if appeals to NASDAQ for relief from compliance are unsuccessful, then we could be delisted from the NASDAQ National Market, which could adversely affect our stock price and the ability of our stockholders and investors to buy and sell our common stock.

      If litigation were instituted on the basis of volatility or liquidity in our stock price, it could result in substantial costs and would divert management’s attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and major stockholders control approximately 53.4% of our common stock.

      As of March 31, 2003, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 53.4% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders. See Part III, Item 12 for more detail regarding the stockholdings of these stockholders.

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

Executive Officers of the Registrant

      The following table sets forth information about our executive officers as of March 31, 2003:

Name	Age	Position

Executive Officers
John T. Kernan	57	Chairman of the Board and Chief Executive Officer
Carl E. Zeiger	60	President, Chief Operating Officer and Director
Michael A. Sicuro	44	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Sandra K. Fivecoat	54	Senior Vice President of Sales
James M. Dredge	53	Chief Executive Officer of Academic Systems
Bernice Stafford	61	Senior Vice President of School Marketing and Evaluation
Dr. Larry R. Vaughn	64	Senior Vice President of Professional Development

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

      Carl E. Zeiger co-founded Lightspan and has served as our President and Chief Operating Officer and as a director since September 1993. He also served as our Interim Chief Financial Officer and Secretary from June 2000 to January 2001. Prior to co-founding Lightspan, Mr. Zeiger served as the President and Chief Operating Officer of Jostens Learning Corporation. Along with Mr. Kernan, Mr. Zeiger developed Jostens Learning into a leading supplier of pre-kindergarten through adult educational software. Prior to joining Jostens Learning, Mr. Zeiger served as Senior Vice President of Finance for Integrated Software Systems Corporation, a leading provider of representation graphics software, and managed its initial and secondary public offerings and its eventual sale to Computer Associates. Mr. Zeiger is a Certified Public Accountant in the State of California and holds a Bachelor of Science from the University of Denver.

      Michael A. Sicuro has served as our Senior Vice President, Chief Financial Officer, Treasurer and Secretary since January 2001. Previously, he was the Chief Executive Officer and Chief Financial Officer for MediaDNA from May 2000 to September 2000. From June 1996 to May 2000, he was the Managing Director and Chief Financial Officer of ITLA Capital. From 1994 to 1996 Mr. Sicuro served as the Vice President and Chief Financial Officer of Blue Cross of California and Controller of WellPoint Health Networks. Mr. Sicuro also served as the Senior Vice President and Chief Financial Officer of U.S. Bancorp Mortgage from 1993 to 1994. Previously, he was employed by Western Federal Savings and Loan Association as Senior Vice President and Controller and was the Deputy Controller for First Interstate Bancorp. He was an Audit Manager with Deloitte and Touche LLP and is a Certified Public Accountant in California and Oregon. Mr. Sicuro holds a Bachelors degree in Business Administration from Kent State University.

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

      Bernice Stafford co-founded Lightspan and has served as our Vice President of School Marketing and Evaluation since October 1993, and was promoted to Senior Vice President of School Marketing and Evaluation in March 2002. From 1989 to 1993, she served as Director of Sales Programs at Jostens Learning

Corporation. Ms. Stafford is a former teacher and early childhood administrator who has been involved with marketing instructional technology to schools since 1984. In addition to serving on the boards of Technology, Reading, and Learning Disabilities, Agency for Instructional Technology, and the National Educational Knowledge Industry Association, to which she was recently appointed chair, she is also a member of California’s Committee on Public Schools Accountability. Ms. Stafford holds a Bachelor of Arts and Masters of Arts from the University of California at Berkeley.

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

Item 2.     Properties

      Our headquarters are located in San Diego, California, where we currently lease approximately 65,000 square feet under a lease expiring in 2003 and sublease approximately 9,700 square feet. Warehouse facilities are located in Carlsbad, California, where we currently lease on a month-to-month basis approximately 12,000 square feet. Additional facilities are located in Mountain View, California, where approximately 9,900 square feet are under a lease for Academic expiring in 2004. This space was subleased for a portion of the year ended January 31, 2003. In addition, we lease for Academic approximately 4,500 square feet in Redwood City, California on a month-to-month basis which expires in June 2004. We currently maintain a facility that we have subleased in Richmond, Virginia, for approximately 3,000 square feet under a lease expiring in 2003. In Denver, Colorado, approximately 3,400 square feet are under a lease for our inside sales force expiring in 2004. These facilities are adequate for our current operations.

Item 3.     Legal Proceedings

      We are not currently involved in any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this Annual Report on Form 10-K.

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

	Common Stock Price

	High	Low

Fiscal year ended January 31, 2003:
First Quarter	$1.30	$0.86
Second Quarter	1.96	0.93
Third Quarter	1.69	1.15
Fourth Quarter	1.30	1.00

	High	Low

Fiscal year ended January 31, 2002:
First Quarter	$3.03	$1.13
Second Quarter	2.36	0.97
Third Quarter	2.25	1.01
Fourth Quarter	1.72	1.12

      The closing sales price of our common stock on March 31, 2003 was $0.65.

Holders

      As of March 31, 2003, there were approximately 374 record holders of our common stock.

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

Use of Proceeds

      The effective date of our registration statement on Form S-1 (No. 333-90103) relating to our initial public offering was February 9, 2000. A total of 8,155,150 shares of the Company’s common stock in the aggregate were sold at a price of $12.00 per share to an underwriting syndicate led by Credit Suisse First Boston, U.S. Bancorp Piper Jaffray Inc. and Thomas Weisel Partners LLC. The offering commenced on February 9, 2000, and closed on March 7, 2000. The initial public offering resulted in gross proceeds of approximately $97.9 million, of which $6.9 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.2 million. Net proceeds to the Company were $88.8 million. From the time of receipt through January 31, 2003, $0.2 million of the net proceeds were applied to repay debt, $2.6 million were used to purchase eduTest, $5.0 million were used to promote our Lightspan.com Web site and the remaining proceeds of $81.0 million were used primarily to fund operations or invested in short-term, interest-bearing securities rated AA or better.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Lightspan consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our statement of operations data for the years ended

January 31, 2003, 2002, 2001, 2000 and 1999 and balance sheet data as of January 31, 2003, 2002, 2001, 2000 and 1999 are derived from our audited financial statements, which are included elsewhere in this Form 10-K for the years ended January 31, 2003, 2002 and 2001 and as of January 31, 2003 and 2002. The following financial information is in thousands, except per share data.

	Years Ended January 31,

	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data:
Total revenues	$50,008	$57,532	$99,074	$16,916	$10,870
Total cost of revenues	14,494	17,729	25,286	9,734	7,660

Gross profit	35,514	39,803	73,788	7,182	3,210
Total operating expenses	69,029	104,506	112,123	63,382	37,194

Loss from operations	(33,515)	(64,703)	(38,335)	(56,200)	(33,984)
Interest income (expense), net	374	2,460	6,215	479	417
Cumulative effect of a change in accounting principle	(3,000)	—	—	—	—

Net loss	(36,141)	(62,243)	(32,120)	(55,721)	(33,567)
Preferred stock dividend	—	—	(16,506)	—	—
Net loss attributable to common stockholders	$(36,141)	$(62,243)	$(48,626)	$(55,721)	$(33,567)

Net loss per share(1) — basic and diluted	$(0.76)	$(1.34)	$(1.10)	$(13.61)	$(9.91)

Weighted average shares — basic and diluted	47,271	46,373	44,019	4,094	3,388

	At January 31,

	2003	2002	2001	2000	1999

Consolidated Balance Sheets Data:
Cash and cash equivalents	$18,497	$35,033	$45,566	$5,033	$7,143
Short-term investments	5,055	8,333	32,683	16,132	—
Restricted cash	827	1,653	4,768	—	—
Deferred cost of revenues — Achieve Now	—	—	—	8,709	3,555
Working capital (deficit)	10,662	31,978	69,783	(25,994)	(12,233)
Total assets	59,546	97,420	153,898	102,432	22,566
Deferred revenues — Achieve Now	—	—	—	48,110	20,717
Deferred revenues, current and long-term	12,324	11,964	9,362	7,022	3,444
Capital lease obligations, less current portion	—	39	268	443	394
Total stockholders’ equity (deficit)	32,979	68,295	126,315	26,694	(11,249)

(1)	See Note 1 to the Lightspan consolidated financial statements for a description of the computation of the net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We were founded in 1993 on the philosophy of using technology to increase student achievement by connecting the school to the home. We develop, market and sell curriculum-based educational software and fee-based online subscription products and services used both in school and at home. Our curriculum-based educational software consists of our Lightspan Achieve Now and Academic software. Lightspan Achieve Now is our media-rich, interactive CD-ROM-based software for students in schools in kindergarten through eighth grade that covers the core curriculum of language arts, reading and math. Our technology, delivery system and content help increase student interest in learning, parental involvement in their children’s education, and productive interaction among teachers, parents and students. Our Academic software is also CD-ROM-based and serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared college students. Our fee-based online subscription products consist of The Lightspan Network, which provides curriculum based content correlated to state academic standards, and the Lightspan Reading Center, which is a complete online reading program that supports student achievement and helps educators make more informed instructional decisions. Assessment products are offered through Lightspan eduTest Assessment, with proprietary test questions, covering language arts, mathematics and science, allowing educators to assess their students’ progress in the classroom. The results can be analyzed at the school district and school levels, and the classroom.

      Our products and services are sold to school districts primarily by a direct field sales force, an internal sales organization and supported by our professional development team who assist in implementing our curricula in schools.

Critical Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described in Note 1 of the “Notes to Consolidated Financial Statements” included elsewhere in this annual report. We believe policies and estimates related to revenue recognition, goodwill valuation, intangible assets and allowance for doubtful accounts represent our critical accounting policies. Future results may differ from these estimates under different assumptions or conditions.

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

      Online Subscriptions. Revenue derived from fee-based online subscriptions is recognized on a straight-line basis over the term of the agreement, generally one year.

      Professional Services. Revenue derived from professional services, including product implementation and customer training is recognized as the services are performed. Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the term of the support and maintenance period, generally one year.

      We recognize our revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”). We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

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

Valuation of Goodwill

      On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” which required us to cease amortizing goodwill, and instead perform a transitional review for impairment as of February 1, 2002 and an annual review for impairment during the fourth quarter of fiscal 2003. Goodwill is considered to be potentially impaired if we determine the carrying value of the reporting unit exceeds its fair value. During the second quarter of fiscal 2003, we performed the transitional test by completing the first step of this review and determined that there was a potential impairment of goodwill relating to our higher education division, Academic Systems. As a result, as required by SFAS 142, we performed a second step utilizing an independent appraisal firm combined with internal analyses and other market and company information to measure the amount of the potential impairment. As a part of this second step, SFAS 142 requires the fair value of the reporting unit be allocated to its assets and liabilities in the same manner used in accounting for business combinations. These analyses were judgmental in nature and included a significant amount of estimates and assumptions in forecasting revenues, expenses, growth rates and other relevant information in a discounted cash flow model with discount rates reflecting the appropriate inherent risk.

      This transitional impairment review from the second step of SFAS 142 resulted in a noncash charge of $3.0 million to reduce the carrying value of the goodwill associated with our higher education division, Academic Systems. This charge is reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003 as required by SFAS 142. Also in connection with the adoption of SFAS 142 we reclassified $1.2 million and $0.5 million of assembled workforce intangibles and related accumulated amortization respectively as required by the pronouncement.

      During the fourth quarter of fiscal 2003, we also performed our annual review for impairment as of January 31, 2003 using many of the factors discussed below and determined no impairment existed.

      In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	a significant adverse change in legal factors or in the business climate;

•	a decline in our stock price or the stock price of comparable companies;

•	a significant decline in our projected revenue or earnings growth or cash flows;

•	an adverse action or assessment by a regulator;

•	unanticipated competition or the loss of key personnel

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

•	the testing of recoverability under Statement 144 of a significant asset group within a reporting unit; and

      We cannot assure you that when we complete our annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $11.7 million at January 31, 2003.

Valuation of Intangible Assets

      Our intangible assets were acquired as a result of our acquisitions of Academic and Global Schoolhouse in September 1999, StudyWeb in October 1999 and eduTest in June 2000, and represent customer base, acquired technology, trademarks and trade names. These intangibles are amortized on a straight-line basis over the estimated economic life of the assets. We periodically assess the impairment of intangible assets which requires us to make assumptions and judgments regarding the carrying value of these assets. Lightspan continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Any material changes in circumstances could require future write-downs of our intangible assets and could have a material adverse impact on our operating results for the periods in which such write-downs occur. At January 31, 2003, the net book value of intangible assets that are subject to amortization totaled $6.8 million.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. As of January 31, 2003, we have not incurred a material write-off of accounts receivable since our inception.

Results of Operations

      Operating Losses. We have incurred significant losses since our inception and, as of January 31, 2003, have accumulated losses of approximately $308.0 million. We expect to continue to incur operating losses for the foreseeable future. In July 2000, we recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based online subscription products. In addition, in July 2000, we completed and shipped the remaining Lightspan Achieve Now titles used on a PC platform and the PlayStation game console, recognizing $48.1 million during the first two quarters of fiscal year 2001 (ended July 31, 2000) in revenue previously deferred pursuant to SOP 97-2, resulting in an operating loss of $38.3 million for the year ended January 31, 2001 (“fiscal 2001”). The operating results in fiscal 2001 are not indicative of our underlying business in that year, and are not indicative of results that may be expected for the foreseeable future.

Comparison of Fiscal 2003 vs. 2002

Revenues

      The types of revenue we generate are fees from the sale of software licenses, online subscriptions, professional services and hardware. Our total revenues decreased 13 percent to $50.0 million in fiscal 2003 from $57.5 million in fiscal 2002 due to a decrease in software license and hardware revenues of $10.6 million, which was partially offset by an increase of $2.6 million in our fee-based online subscription products.

      Software Licenses. Our software license revenues decreased to $26.6 million in fiscal 2003 from $34.3 million in fiscal 2002. This decrease was primarily due to a decrease in the number of Lightspan Achieve Now licenses sold in fiscal 2003 of approximately 30,000 as compared to approximately 42,000 sold in fiscal 2002.

      Online Subscriptions. Our online subscription revenues increased to $10.5 million in fiscal 2003 from $7.9 million in fiscal 2002 primarily due to a modest price increase and an increase in the subscriber base. The base of customers subscribing to The Lightspan Network product increased to approximately 2,400 at fiscal end 2003 from approximately 2,300 at fiscal end 2002. In addition, the base of customers subscribing to the Lightspan Edutest Assessment product increased to approximately 1,700 at fiscal end 2003 from approximately 1,100 at fiscal end 2002.

      Professional Services. Our professional service revenues increased to $9.9 million in fiscal 2003 from $9.3 million in fiscal 2002 primarily due to the volume increase in subscriber base for our online subscription products and the related professional services sold with those products.

      Hardware and Other. Our hardware and other revenues decreased to $3.0 million in fiscal 2003 from $5.9 million in fiscal 2002 primarily due to the recognition of $1.0 million of other revenue in fiscal 2002 relating to a non refundable fee collected from a reseller of our Academic software product. In addition, Sony reduced the price of the PlayStation game console in the second quarter to $49 from $99 resulting in an approximate $1.8 million reduction in hardware revenue.

Cost of Revenues

      Our total cost of revenues decreased to $14.5 million for fiscal 2003 from $17.7 million for fiscal 2002 primarily due to the decrease in software license revenue and hardware revenue and their corresponding costs and a decrease in the allocable costs to professional services and the PlayStation price reduction.

Expenses

      Sales and Marketing. Our sales and marketing expenses decreased to $36.3 million for fiscal 2003 from $49.4 million for fiscal 2002. This was primarily due to a decrease in personnel and related expenses, and a decrease in commissions related to lower sales.

      Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We continue to pursue marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our fee-based online subscription products, Lightspan Achieve Now curriculum and Academic products.

      Technology and Development. Our technology and development expenses decreased to $13.5 million for fiscal 2003 from $24.4 million for fiscal 2002. This was primarily due to a decrease in personnel and related costs and consulting fees related to projects that were completed.

      Our development costs consist primarily of compensation and benefits for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based online subscription products and Academic online products, which we expensed as incurred.

      General and Administrative. Our general and administrative expenses decreased to $11.0 million for fiscal 2003 from $11.7 million for fiscal 2002. This was due primarily to decreases in personnel and professional service fees.

      Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

      Stock-Based Compensation. Stock-based compensation expense was approximately $0.2 million and $0.7 million for fiscal years 2003 and 2002, respectively. Since the Company’s IPO, all stock options granted have been at fair market value and as a result no compensation expense has been recorded. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options, generally four years. As of January 31, 2003, there was approximately $0.03 million to be amortized in future periods.

      Amortization of Intangible Assets. Effective February 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill. The adoption of these statements also resulted in the reclassification of the net book value assigned to the assembled workforce intangible at January 31, 2002, which totaled $0.5 million, to goodwill. Our amortization of goodwill and intangible assets totaled $18.3 million for fiscal year 2002 which included $10.3 million of goodwill amortization.

      We performed a transitional review for impairment of our goodwill as of February 1, 2002 in accordance with SFAS No. 142, which resulted in the recording of a non-cash charge of $3.0 million to reduce the carrying value of the goodwill associated with our Higher Education segment. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using an independent appraisal firm combined with a discounted cash flow methodology as well as other corporate and market information. This charge is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. We also completed our annual evaluation for impairment of goodwill on January 31, 2003, and determined that no impairment existed.

      Amortization expense for other purchased intangible assets was $8.0 million for the year ended January 31, 2003 and $8.0 million for 2002.

      Interest Income (Expense). Our net interest income decreased to $0.4 million for fiscal 2003 from $2.5 million for fiscal 2002 as a result of lower cash balances and a reduction in the market yield on such investments.

Comparison of Fiscal 2002 vs. 2001

Revenues

      The types of revenue we generate are fees from the sale of software licenses, online subscriptions, professional services and hardware. Our total revenues decreased to $57.5 million in fiscal 2002 from $99.1 million in fiscal 2001 due to the recognition of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999, see “Critical Accounting Policies”. Excluding the previously deferred revenue for fiscal 2001, total revenues of $57.5 million in fiscal 2002 were 13 percent higher than the total revenues of $51.0 million adjusted to remove such previously deferred revenue. This increase was primarily due to an increase in software license revenue of $2.9 million and an increase of $3.4 million from our fee-based online subscription products.

      Software Licenses. Our software license revenues decreased to $34.3 million in fiscal 2002 from $79.6 million in fiscal 2001 primarily due to the recognition in fiscal 2001 of $48.1 million in Lightspan Achieve Now revenue previously deferred in fiscal years 2000 and 1999. See “Critical Accounting Policies”. Excluding the previously deferred revenue for fiscal 2001, software license revenues of $34.3 million in fiscal 2002 were higher than software license revenues of $31.4 million adjusted to remove such previously deferred revenue. This increase was primarily due to a price increase in our Lightspan Achieve Now product, which offset a decrease in the number of Lightspan Achieve Now licenses sold in fiscal 2002 to approximately 42,000 as compared to approximately 43,000 sold in fiscal 2001.

      Online Subscriptions. Our online subscription revenues increased to $7.9 million in fiscal 2002 from $4.6 million in fiscal 2001 primarily due to a combination of a price increase on The Lightspan Network product and the inclusion of a complete fiscal year of revenue from our Assessment products in connection with our acquisition of eduTest in June 2000. In addition, the base of customers subscribing to our fee-based online subscription products increased to approximately 3,400 at fiscal end 2002 from approximately 2,800 at fiscal end 2001.

      Professional Services. Our professional service revenues increased to $9.3 million in fiscal 2002 from $9.2 million in fiscal 2001 primarily due to the sale of additional professional services that were sold with our software and online subscription products, which reflect increases over the prior fiscal year.

      Hardware and Other. Our hardware and other revenues increased to $5.9 million in fiscal 2002 from $5.8 million in fiscal 2001 primarily due to the recognition of $1.0 million of other revenue in fiscal 2002 relating to a non refundable fee collected from a reseller of our Academic software product. This amount reflects an increase over the $0.8 million in other revenue recognized in fiscal 2001 which related to website sponsorship agreements. This increase in other revenue was offset by a nominal decrease in hardware revenues that corresponds to the decrease in Lightspan Achieve Now licenses sold.

Cost of Revenues

      Our total cost of revenues decreased to $17.7 million for fiscal 2002 from $25.3 million for fiscal 2001 primarily due to the recognition in fiscal 2001 of $8.7 million in software license cost of revenues related to the sale of Lightspan Achieve Now licenses previously deferred in fiscal years 2000 and 1999, see “Critical Accounting Policies”. Excluding the previously deferred software license cost of revenues for fiscal 2001, cost of revenues of $17.7 million in fiscal 2002 were higher than cost of revenues of $16.3 million adjusted to remove such previously deferred cost of revenue. This increase is due primarily to the corresponding increase in software license revenue and an increase in the allocable costs to professional services, primarily the inclusion of a complete fiscal year of costs from our Assessment products in connection with our acquisition of eduTest in June 2000.

Expenses

      Sales and Marketing. Our sales and marketing expenses decreased to $49.4 million for fiscal 2002 from $56.9 million for fiscal 2001. This was primarily due to a decrease in personnel and related expenses, and a decrease in promotional activities connected to the launch of Lightspan.com in the first quarter of fiscal 2001 reflecting a refocus of our sales and marketing efforts toward fee-based online subscription products and away from our free Internet products.

      Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. We continue to pursue marketing campaigns to retain and increase sales to current customers, attract new customers, and broaden our markets for our fee-based online subscription products, Lightspan Achieve Now curriculum and Academic products.

      Technology and Development. Our technology and development expenses decreased to $24.4 million for fiscal 2002 from $25.8 million for fiscal 2001. This was primarily due to a decrease in personnel and consulting fees related to our focus toward fee-based online subscription products and away from the design of free Internet products.

      Our development costs consist primarily of compensation and benefits for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based online subscription products and Academic Internet products, which we expensed as incurred.

      General and Administrative. Our general and administrative expenses increased to $11.7 million for fiscal 2002 from $9.4 million for fiscal 2001. This was due primarily to non recurring costs related to severance accruals for staff reductions, additional reserves for doubtful accounts and professional service fees.

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

Other Strategic Relationships

CINAR Corporation

      In October 1999, we agreed to pursue several potential strategic initiatives with CINAR Corporation. As part of our agreement, CINAR purchased 2,500,000 shares of our Series E preferred stock at $5.00 per share, which converted into 1,250,000 shares of common stock upon completion of our initial public offering. CINAR also purchased $10 million of our common stock, or 833,333 shares, in a private placement that occurred concurrently with our initial public offering at the initial public offering price of $12 per share. We also granted CINAR a warrant to purchase 500,000 shares of our Series E preferred stock at an exercise price of $5.00 per share (which became a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share upon completion of our initial public offering) that will vest upon the achievement of various agreed-to strategic goals. As of January 31, 2003, CINAR has not achieved the strategic goals, and accordingly, no expense has been recorded. This agreement terminates on May 1, 2003.

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

Legal Matters

      We are not currently involved in any material legal proceedings.

Income Taxes

      At January 31, 2003, Lightspan had federal and California net operating loss carryforwards of approximately $274.0 million and $43.3 million respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalization of research expenses and limitations on net operating losses for California tax purposes. The federal tax loss carryforwards will begin expiring in 2007 unless utilized. Through January 31, 2003, California tax loss carryforwards of $26.5 million have expired, and additional loss carryforwards will continue to expire in fiscal 2004. A valuation allowance has been recognized to offset the deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized. Pursuant to Internal Revenue Code Section 382 and 383, the use of Lightspan’s net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50% during any given three-year period.

      Lightspan’s net operating loss carryforwards as of January 31, 2003, will expire as follows (in millions):

	Federal	State

2004	—	$3.3
2005	—	6.0
2006	—	—
2007	$0.1	—
2008	0.9	—
Remaining	$273.0	$34.0

Totals	$274.0	$43.3

Contractual Obligations

      The following summarizes our contractual obligations at January 31, 2003, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

		Payments Due By Period

	Total	1 Year or Less	1 - 3 Years

Operating leases	$2,014	$1,601	$413

Common Shares Outstanding and Reserved for Future Issuance

      The following table summarizes common shares outstanding and reserved for future issuance at January 31, 2003 (in thousands):

Common stock options outstanding, unexercised	6,000
Common stock options reserved for future issuance	1,209
Employee stock purchase plan shares reserved for future issuance	239

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

      Upon completion of our initial public offering, and after the effect of the reverse split in January 2000, all of the above 749,605 warrants to purchase Series A through E preferred stock were converted, at their respective conversion rates, into warrants to purchase 403,591 shares of common stock. As of January 31, 2003, warrants to purchase 21,108 shares of common stock remained outstanding and expire on various dates through 2004.

Liquidity and Capital Resources

      From inception through January 31, 2003, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. Currently, we are not generating sufficient revenue to fund our operations on a consistent basis. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At January 31, 2003, we had $18.5 million of unrestricted cash and cash equivalents, $5.1 million in short-term investments and $0.8 million in restricted cash for a total of $24.4 million. The expansion of our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant operating losses since our inception and may continue to incur losses. We expect to continue to incur operating losses for the foreseeable future.

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

      Net cash used in operating activities was $19.9 million, $31.7 million and $49.7 million for fiscal 2003, 2002 and 2001, respectively. Net cash used during these periods was primarily to fund technology and development, sales and marketing, including promotion of Lightspan.com, and general and administrative costs associated with the development and deployment of our Lightspan Achieve Now, Academic curriculum and fee-based online subscription products and services.

      Net cash provided by investing activities was $3.0 million for fiscal 2003 relating primarily to the maturities, offset by purchases, of short-term investments purchased with proceeds from our initial public offering and $0.3 million used in the purchase of property and equipment. Net cash provided by investing activities was $20.8 million for fiscal 2002 relating primarily to the purchases, offset by maturities, of short-term investments, $4.2 million used in the purchase of property and equipment. Net cash used in investing activities was $24.3 million for fiscal 2001 relating primarily to the purchases, offset by maturities, of short-term investments, $4.2 million used in the purchase of property and equipment and $2.8 million in cash paid for the acquisition of eduTest and LearningPlanet.com.

      Net cash provided by financing activities was $0.4 million for fiscal 2003 relating primarily to proceeds from issuances of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options. Net cash provided by financing activities was $0.3 million for fiscal 2002, relating primarily to proceeds from issuances of common stock under the Employee Stock Purchase Plan and the exercise of employee stock options. Net cash provided by financing activities was $114.5 million for fiscal 2001, relating primarily to the proceeds from our initial public offering, private placements and the underwriter’s exercise of their overallotment option.

      Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting our products. We expect to devote capital resources in connection with, marketing, promotional activities, maintaining and selling our existing products and services, and continued development, expansion and maintenance of our existing software and online subscription product offerings and content. In addition, we may devote substantial capital resources to strategic acquisitions and relationships.

      As of January 31, 2003, we had working capital of $10.7 million and an accumulated deficit of $324.5 million. The accompanying financial statements have been prepared assuming that Lightspan will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. Based on a revenue and expense forecast, we believe our existing capital resources will enable us to fund operations through January 31, 2004. If revenue targets are not achieved as contemplated by the forecast, we may determine that it is necessary to delay, reduce the scope of or eliminate one or more of our sales and marketing programs and reduce our expenditures on infrastructure and headcount. If necessary, we believe we have the ability to defer or eliminate certain sales, general and administrative expenses to enable us to sustain our operations through January 2004. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

Recently Issued Accounting Standards

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the company beginning February 1, 2003. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and will impact the timing of exit or disposal costs reported by us after adoption.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the pro forma disclosures of the effect of a company’s accounting for stock-based employee compensation required by SFAS No. 123 and adds comparable disclosures to those required by APB Opinion No. 28, “Interim Financial Reporting.” SFAS No. 148 is effective for financial statements of the Company beginning December 15, 2002.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at January 31, 2003 or 2002. Declines in interest rates over time will, however, reduce our interest income.

Item 8.	Financial Statements and Supplementary Data

      The Company’s consolidated financial statements at January 31, 2003 and 2002 and the Report of Ernst & Young LLP, Independent Auditors, are included in this report on Form 10-K on pages 45 through 69.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers is located in Part I, Item I of this Annual Report, under the caption “Executive Officers and Key Employees of the Registrant.”

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by this reference. The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference to the Proxy Statement,

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the headings “Related-Party Transactions” and “Compensation Committee Interlocks and Insider Participation.”

Item 14.	Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

      (b) There were no significant changes in our internal disclosure controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of the report:

		Page

(1)	Report of Ernst & Young LLP, Independent Auditors	45
	Consolidated Balance Sheets as of January 31, 2003 and 2002	46
	Consolidated Statements of Operations for the years ended January 31, 2003, 2002 and 2001	47
	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended January 31, 2003, 2002 and 2001	48
	Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001	49
	Notes to Consolidated Financial Statements	50
(2)	Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.
(3)	The exhibits listed under Item 15(c) hereof are filed with or incorporated by reference into this report. Each management contract or compensatory plan or arrangement is identified separately in Item 15(c) herein.

      (b) Current Reports on Form 8-K

      On February 27, 2003, we filed a report on Form 8-K announcing that on February 26, 2003, we issued a press release regarding our financial results for the three and twelve months ended January 31, 2003.

      (c) Exhibits

      The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Footnote	Exhibit
Number	Number	Description

(5)	2.1	Agreement and Plan of Merger and Reorganization among Lightspan, Inc., Educator Acquisition, Inc., eduTest, Inc., and Certain Shareholders of eduTest, Inc. dated as of May 24, 2000.
(3)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(1)	3.2	Bylaws, as currently in effect.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen Stock Certificate.
(7)	4.3	Rights Agreement dated as of February 14, 2002 among Lightspan, Inc. and Computershare Investor Services, LLC.
(7)	4.4	Form of Rights Certificate.
(1)†	10.1	1992 Stock Option Plan.
(1)†	10.2	Forms of Incentive and Nonstatutory Stock Option Agreement under the 1992 Stock Option Plan.
(6)†	10.3	2000 Equity Incentive Plan.
(1)†	10.4	Form of Stock Option Agreement pursuant to the 2000 Equity Incentive Plan.
(6)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.
(1),(2)	10.6	Office Lease by and between the Company and Insurance Company of the West dated as of May 28, 1996.
(1)	10.7	Lease by and between the Travelers Insurance Company and Academic Systems Corporation dated as of July 1, 1996 and amended December 3, 1996.
(1),(2)	10.8	Office Sublease by and between the Company and Qualcomm Incorporated dated as of December 1, 1997 and amended September 21, 1998.

Footnote	Exhibit
Number	Number	Description

(1)	10.9	Office Lease by and between the Company and McWin Corporation dated as of May 1, 1997.
(1)	10.10	Office Lease by and between the Company and Auerbach Plaza Limited Partnership and Goliac, Inc., dated as of June 4, 1999.
(1)	10.11	Loan and Security Agreement by and between the Company and Silicon Valley Bank dated as of February 25, 1997 and amended December 31, 1997, March 31, 1998 and March 26, 1999.
(1)	10.12	Master Lease Agreement by and between the Company and Transamerica Business Credit Corporation dated as of August 14, 1997, including Schedules 1, 2, 3, 4 and 5 thereto.
(1)	10.13	Master Equipment Lease by and between the Company and Pentech Financial Services, Inc. dated as of July 25, 1999, including supplements 1, 2 and 3 thereto.
(1)	10.14	Equipment Financing Agreement by and between the Company and Pentech Financial Services, Inc. dated as of July 1, 1999.
(1)	10.15	Amended and Restated Investor Rights Agreement by and among the Company and certain stockholders of the Company dated July 8, 1999.
(1)	10.16	Amendment and Waiver dated October 28, 1999.
(1)	10.17	Amendment to Investor Rights Agreement dated October 29, 1999.
(1)	10.18	Form of Indemnity Agreement between the Company and its directors and officers.
(1)	10.19	Developer Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 1996.
(1),(2)	10.20	Sale and License Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 1996.
(1),(2)	10.21	Letter Agreement by and between the Company and SmarterKids.com, Inc. dated as of July 12, 1999.
(1)	10.22	Academic Systems Fulfillment Agreement by and between Academic Systems Corporation and FGI Print Management dated as of June 12, 1998.
(1)	10.23	Series E Stock Purchase Agreement by and between the Company and CINAR Corporation dated as of October 29, 1999.
(1)	10.24	Warrant Agreement to purchase Series A preferred stock by and between the Company and Comdisco, Inc. dated as of March 15, 1994.
(1)	10.25	Warrant Agreement to purchase Series B preferred stock by and between the Company and Comdisco, Inc. dated as of May 30, 1995.
(1)	10.26	Warrant Agreement to purchase Series B preferred stock by and between the Company and Comdisco, Inc. dated as of April 26, 1996.
(1)	10.27	Warrant to purchase Series C preferred stock by and between the Company and Silicon Valley Bank dated as of March 24, 1997.
(1)	10.28	Warrant Agreement to purchase Series C preferred stock by and between the Company and Comdisco, Inc. dated as of April 26, 1996.
(1)	10.29	Warrant to purchase Series D preferred stock by and between the Company and Montgomery Securities.
(1)	10.30	Form of Warrant to purchase Series D preferred stock.
(1)	10.31	Form of Warrant to purchase Series D preferred stock.
(1)	10.32	Letter Agreement regarding strategic initiatives by and between the Company and CINAR Corporation dated as of October 29, 1999.
(1)	10.33	Amendment and Waiver dated October 28, 1999.
(1)	10.34	Warrant to purchase Series E preferred stock by and between the Company and Comdisco, Inc.
(1)	10.35	Form of Warrant to purchase Series E preferred stock.

Footnote	Exhibit
Number	Number	Description

(1)	10.36	Warrant to purchase Series D preferred stock by and between the Company and SZ Investments L.L.C. dated as of June 6, 1997.
(1)	10.37	Oracle Reseller agreement, dated as of August 9, 1994, including Addendums.
(1)	10.38	Form of Warrant to purchase common stock by and between the Company and Cox Communications Holdings, Inc. issued concurrent with the closing of our initial public offering.
(1)	10.39	Stock Purchase Agreement by and between the Company and Cox Communications Holdings, Inc. dated as of January 11, 2000.
(1)	10.40	Stock Purchase Agreement by and between the Company and Gateway Companies, Inc. dated as of January 12, 2000.
(3)	10.41	Amendment to Warrant to purchase Series E preferred stock by and between the Company and CINAR Corporation dated as of January 25, 2000.
(3)	10.42	Office Lease by and between the Company and Lyon & Lyon LLP dated as of March 31, 2000.
(4)	10.43	Licensed Developer Agreement by and between the Company and Sony Computer Entertainment America dated as of January 26, 2000.
(4)	10.44	PlayStation®2 Development System Agreement by and between the Company and Sony Computer Entertainment America dated as of March 7, 2000.
(4)	10.45	Master Equipment Lease Extension Letter by and between the Company and Pentech Financial Services, Inc. dated as of March 29, 2000.
(5)	10.46	Lease Agreement by and between Global Partner Ventures, LLC and Koger Equity, Inc. dated as of October 16, 1998, as amended.
(5)	10.47	Separation Agreement by and between Winifred B. Wechsler and the Company, dated as of July 31, 2000.
(6)†	10.48	Separation Agreement by and between Merritt D. Farren and the Company, dated as of January 31, 2001.
(6)†	10.49	Form of Employment Agreement — Tier I for John T. Kernan and Carl E. Zeiger
(6)†	10.50	Form of Employment Agreement — Tier II for Michael A. Sicuro, Sandra K. Fivecoat and James M. Dredge.
(5)	21.1	Subsidiaries of the registrant.
(8)	23.1	Consent of Ernst & Young LLP, Independent Auditors.
(8)	24.1	Power of Attorney. See page 40.
(8)	99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(8)	99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

(2)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(3)	Filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, or amendments thereto, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Three Months Ended April 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-42288, or amendments thereto, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 31, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 14, 2002, and incorporated herein by reference.

(8)	Filed with this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2003.

LIGHTSPAN, INC.

By:	/s/ CARL E. ZEIGER

Carl E. Zeiger,
President, Chief Operating Officer and Director

April 29, 2003

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

Signature	Title	Date

/s/ JOHN T. KERNAN John T. Kernan	Chief Executive Officer and Chairman (Principal Executive Officer)	April 29, 2003

/s/ CARL E. ZEIGER Carl E. Zeiger	President, Chief Operating Officer, and Director	April 29, 2003

/s/ MICHAEL A. SICURO Michael A. Sicuro	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2003

/s/ JEFFREY W. BROWN Jeffrey W. Brown	Director	April 29, 2003

/s/ ELIZABETH R. COPPINGER Elizabeth R. Coppinger	Director	April 29, 2003

/s/ DOUGLAS M. HOLTBY Douglas M. Holtby	Director	April 29, 2003

Signature	Title	Date

/s/ HUGH M. TIETJEN Hugh M. Tietjen	Director	April 29, 2003

/s/ BARRY J. SCHIFFMAN Barry J. Schiffman	Director	April 29, 2003

CERTIFICATIONS

I, John T. Kernan, Chairman of the Board and Chief Executive Officer of Lightspan, Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K of Lightspan, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN T. KERNAN

John T. Kernan
Chairman of the Board and
Chief Executive Officer

Date: April 29, 2003

      I, Michael A. Sicuro, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Lightspan, Inc., certify that:

      1. I have reviewed this Annual Report on Form 10-K of Lightspan, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL A. SICURO

Michael A. Sicuro
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Date: April 29, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders Lightspan, Inc.

      We have audited the accompanying consolidated balance sheets of Lightspan, Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightspan, Inc. at January 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, Lightspan, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 during fiscal 2003.

ERNST & YOUNG LLP

San Diego, California
February 20, 2003

LIGHTSPAN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18,497	$35,033
Short-term investments available for sale	5,055	8,333
Accounts receivable, less allowance for doubtful accounts of $1,652 and $930, respectively	9,135	11,477
Finished goods inventory	1,829	2,432
Restricted cash	827	826
Other current assets	1,075	1,449

Total current assets	36,418	59,550
Restricted cash	—	827
Property and equipment, net	4,060	6,839
Goodwill, net of accumulated amortization of $22,280 and $21,580, respectively	11,741	14,241
Intangible assets, net of accumulated amortization of $25,226 and $17,922, respectively	6,774	15,278
Deposits and other assets	553	685

Total assets	$59,546	$97,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,836	$4,421
Accrued liabilities	10,258	12,242
Deferred revenues	11,642	10,682
Other current liabilities	20	227

Total current liabilities	25,756	27,572
Deferred revenues, less current portion	682	1,282
Other liabilities	129	271
Stockholders’ equity:
Convertible preferred stock, par value $0.001:
Authorized shares — 20,000
Issued and outstanding shares — 0
Aggregate liquidation preference — $0	—	—
Common stock, par value $0.001:
Authorized shares — 250,000
Issued and outstanding shares — 47,676 and 47,029, respectively	48	47
Additional paid-in capital	357,460	356,887
Deferred compensation	(27)	(278)
Accumulated deficit	(324,502)	(288,361)

Total stockholders’ equity	32,979	68,295

Total liabilities and stockholders’ equity	$59,546	$97,420

See accompanying notes.

LIGHTSPAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,

	2003	2002	2001

Revenues:
Software licenses	$26,604	$34,309	$79,553
Online subscriptions	10,506	7,935	4,556
Professional services	9,863	9,343	9,175
Hardware and other	3,035	5,945	5,790

Total revenues	50,008	57,532	99,074
Cost of revenues:
Software licenses	5,240	6,564	14,887
Online subscriptions	1,854	1,952	2,004
Professional services	5,030	5,411	4,780
Hardware and other	2,370	3,802	3,615

Total cost of revenues	14,494	17,729	25,286

Gross profit	35,514	39,803	73,788
Operating expenses:
Sales and marketing	36,266	49,367	56,920
Technology and development	13,535	24,424	25,775
General and administrative	10,997	11,670	9,425
Stock-based compensation	227	747	2,398
Amortization of intangible assets	8,004	18,298	16,005
Restructuring	—	—	1,600

Total operating expenses	69,029	104,506	112,123

Loss from operations	(33,515)	(64,703)	(38,335)
Interest income	461	2,571	6,315
Interest expense	(87)	(111)	(100)

Loss before cumulative effect of change in accounting principle	(33,141)	(62,243)	(32,120)
Cumulative effect of a change in accounting principle	(3,000)	—	—

Net loss	(36,141)	(62,243)	(32,120)
Preferred stock dividend	—	—	(16,506)

Net loss applicable to common stockholders	$(36,141)	$(62,243)	$(48,626)

Net loss per share:
Basic and diluted loss per share before cumulative effect of a change in accounting principle	$(0.70)	$(1.34)	$(1.10)
Cumulative effect of a change in accounting principle	$(0.06)	—	—

Basic and diluted net loss per share	$(0.76)	$(1.34)	$(1.10)

Weighted average shares — basic and diluted	47,271	46,373	44,019

See accompanying notes.

LIGHTSPAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended January 31, 2003, 2002 and 2001
(In thousands)

	Convertible									Total
	Preferred Stock		Common Stock		Additional	Deferred		Other		Stockholders’
					Paid-in	Advertising	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Expense	Compensation	Loss	Deficit	(Deficit)

Balance at January 31, 2000	52,231	$52	4,764	$5	$209,740	$(400)	$(5,211)	$—	$(177,492)	$26,694
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(52,231)	(52)	27,088	27	25	—	—	—	—	—
Issuance of common stock in initial public offering, net of offering costs, commissions and discounts of $9,042	—	—	8,155	8	88,811	—	—	—	—	88,819
Issuance of common stock in private placements, net of advisory fees of $930	—	—	2,125	2	24,568	—	—	—	—	24,570
Issuance of common stock in connection with the purchase of eduTest and LearningPlanet.com, net of registration fees	—	—	1,019	1	8,934	—	—	—	—	8,935
Issuance of common stock	—	—	1,515	2	7,331	—	—	—	—	7,333
Reduction to deferred compensation related to stock options	—	—	—	—	(1,499)	—	1,499	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,398	—	—	2,398
Use of advertising credits	—	—	—	—	—	400	—	—	—	400
Preferred stock dividend	—	—	1,378	1	16,505	—	—	—	(16,506)	—
Comprehensive loss:
Unrealized loss		—	—	—	—	—	—	(714)	—	(714)
Net loss	—	—	—	—	—	—	—	—	(32,120)	(32,120)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(32,834)

Balance at January 31, 2001	—	—	46,044	46	354,415	—	(1,314)	(714)	(226,118)	126,315
Issuance of common stock to Learning Planet.com and eduTest	—	—	263	—	2,067	—	—	—	—	2,067
Exercise of stock options	—	—	185	—	147	—	—	—	—	147
Reduction to deferred compensation related to stock options	—	—	—	—	(289)	—	289	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	747	—	—	747
Common Stock issued under Employee Stock Purchase Plan	—	—	537	1	548	—	—	—	—	548
Comprehensive loss:
Net change in unrealized loss		—	—	—	—	—	—	714	—	714
Net loss	—	—	—	—	—	—	—	—	(62,243)	(62,243)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(61,529)

Balance at January 31, 2002	—	—	47,029	47	356,887	—	(278)	—	(288,361)	68,295
Exercise of stock options	—	—	198	—	170	—	—	—	—	170
Reduction to deferred compensation related to stock options	—	—	—	—	(24)	—	24	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	227	—	—	227
Common Stock issued under Employee Stock Purchase Plan	—	—	449	1	427	—	—	—	—	428
Comprehensive and net loss	—	—	—	—	—	—	—	—	(36,141)	(36,141)

Balance at January 31, 2003	—	$—	47,676	$48	$357,460	$—	$(27)	$—	$(324,502)	$32,979

See accompanying notes.

LIGHTSPAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,

	2003	2002	2001

Operating activities:
Net loss	$(36,141)	$(62,243)	$(32,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,439	3,265	1,821
Provision for doubtful accounts	724	357	(78)
Amortization of intangible assets	8,004	18,298	16,005
Amortization of deferred stock-based compensation	227	747	2,398
Loss on disposal of assets	607	—	—
Change in deferred advertising expense	—	—	400
Restructuring charge, non-cash portion	—	—	533
Cumulative effect of a change in accounting principle	3,000	—	—
Changes in operating assets and liabilities, net of effects of assets acquired:
Accounts receivable	1,618	(581)	5,266
Finished goods inventory	603	135	(1,451)
Deferred cost of revenue	—	—	8,709
Restricted cash	826	3,115	(4,768)
Deposits and other assets	506	1,306	(527)
Accounts payable, accrued and other liabilities	(2,672)	1,300	329
Deferred revenue	360	2,602	(46,188)

Net cash flows used in operating activities	(19,899)	(31,699)	(49,671)
Investing activities:
Purchases of short-term investments	(5,078)	(121,845)	(35,753)
Maturities of short-term investments	8,356	146,909	18,488
Purchase of property and equipment	(267)	(4,218)	(4,204)
Net cash paid for acquisitions	—	—	(2,845)

Net cash flows provided by (used in) investing activities	3,011	20,846	(24,314)
Financing activities:
Proceeds from issuance of common stock	428	548	114,011
Principal repayments on capital leases	(246)	(375)	(391)
Principal repayments on notes payable	—	—	(257)
Net proceeds from exercise of stock options	170	147	1,155

Net cash flows provided by financing activities	352	320	114,518

Increase (decrease) in cash and cash equivalents	(16,536)	(10,533)	40,533
Cash and cash equivalents at beginning of year	35,033	45,566	5,033

Cash and cash equivalents at end of year	$18,497	$35,033	$45,566

Supplemental disclosure of cash flow information:
Interest paid	$87	$111	$100

Supplemental schedule of noncash investing and financing activities:
Reduction in deferred stock-based compensation	$24	$289	$(1,499)

Conversion of convertible preferred stock into common stock	$—	$—	$52

Issuance of common stock related to the acquisitions of Academic, eduTest and LearningPlanet.com	$—	$67	$14,490

Issuance of common stock as preferred stock dividend	$—	$—	$16,506

Additional consideration payable related to the acquisitions of Academic and eduTest	$—	$(2,000)	$2,000

See accompanying notes.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Organization and Business Activity

      Lightspan, Inc. (“Lightspan”) was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and online products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. The Lightspan Reading Center is a complete online reading program that supports student achievement and helps educators make more informed instructional decisions. Lightspan eduTest Assessment is a comprehensive accountability and assessment online subscription program that allows educators to quickly identify district, school, class and student strengths and needs relating to state and national standards. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Web-enhanced versions of Academic’s Interactive Mathematics and Interactive English which allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations.

Basis of Presentation

      As of January 31, 2003, Lightspan had working capital of $10.7 million and an accumulated deficit of $324.5 million. The accompanying financial statements have been prepared assuming that Lightspan will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. Based on a revenue and expense forecast, management believes that Lightspan’s existing capital resources will enable them to fund operations through January 31, 2004. If revenue targets are not achieved as contemplated by the forecast, Lightspan may determine that it is necessary to delay, reduce the scope of or eliminate one or more of its sales and marketing programs and reduce the cost of its infrastructure and personnel. If necessary, management believes it has the ability to defer or eliminate certain sales, general and administrative expenses to enable Lightspan to sustain its operations through January 2004.

Principles of Consolidation

      The consolidated financial statements include the accounts of Lightspan and its wholly-owned subsidiaries, Academic Systems Corporation (“Academic”) and Edutest, Inc. (“eduTest” or “eduTest.com”). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments which include debt securities with original maturities of three months or less when acquired. Restricted cash consists of certificates of deposit that are used as collateral against lines of credit.

Short-term investments

      Short-term investments consist of fixed income investments with an original maturity of greater than three months such as United States treasury securities, obligations of the United States government agencies and other investment grade securities such as commercial paper and corporate bonds rated AA or better. The

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company applies Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” to its investments in short-term investments. Short-term investments classified as available-for-sale are recorded at estimated fair value with unrealized gains or losses reported in stockholders’ equity.

Accounts Receivable

      Substantially all of Lightspan’s accounts receivable are from school districts and colleges located throughout the United States and Puerto Rico. The company maintains an adequate level of accounts receivable reserves in order to minimize the risk of loss due to uncollectible accounts. Management periodically assesses the adequacy of these reserves based on various business risk factors that include availability of customer funding and customer delinquency trends. The Company has not recorded a material write-off of receivables since inception.

Inventory

      Inventory consists primarily of hardware and software and is stated at the lower of cost (first in, first out basis) or market.

Property and Equipment

      Property and equipment is stated at cost and depreciated or amortized over the shorter of the estimated useful life of the related asset (two to five years) or the term of the lease, using the straight-line method.

      Depreciation expense for the years ended January 31, 2003, 2002 and 2001 was $2.4 million, $3.1 million and $1.8 million, respectively.

Goodwill and Other Intangible Assets

      On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminated amortization of goodwill and certain other intangible assets and requires annual testing for impairment. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase identifies impairment, if any, of goodwill by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a discounted cash flow model and other corporate and market information. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

      Intangible assets consist of customer base, core technology, trademark and trade name and are amortized over useful lives ranging from three to ten years.

Deferred Revenues

      Payments received in advance of amounts earned are recorded as deferred revenue in the accompanying financial statements.

Impairment of Long-Lived Assets

      The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, intangible assets, and software development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company has identified no such impairment losses as of January 31, 2003 and 2002.

Revenue

      Lightspan derives its revenues from the licensing of software, product implementation, materials, training services, customer support services, Internet subscriptions, and the sale of PlayStation game consoles and accessories.

Software Licenses

      Lightspan recognizes revenue from license agreements when a non-cancelable, non-contingent license agreement has been signed, the software product has been delivered, no uncertainties exist surrounding product acceptance, fees from the agreement are fixed and determinable, and collection is probable. In software arrangements that include multiple elements, such as those that include rights to software products, customer support and product implementation and training services, Lightspan allocates the total fee to each component of the arrangement based on objective evidence of its fair value, which is specific to Lightspan. The objective evidence for each element is based on the sale price of each element when sold or offered for sale separately. Lightspan uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date if evidence of the fair value of all undelivered elements exists. If evidence of the fair value of the undelivered elements does not exist, all revenue is deferred until sufficient evidence exists or all elements have been delivered.

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

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Online Subscriptions

      Revenue derived from fee-based online subscriptions recognized on a straight-line basis over the term of the agreement, generally one year.

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

Advertising Costs

      Advertising costs are expensed as incurred and were $0.1 million, $0.2 million and $5.7 million for the years ended January 31, 2003, 2002 and 2001, respectively.

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

Web Site and Software Development Costs

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

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met until substantial completion of the Web site, and therefore costs associated with Web site development costs have been expensed as incurred.

      Web site development costs relating to software (which includes Web site application, infrastructure and graphics) used to operate a web site internally and for which a plan to market the Web site externally does not exist are accounted for in accordance with Statement of Position (“SOP”) 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. According to SOP 98-1, once capitalization criteria of SOP 98-1 have been met, the Company capitalizes costs such as external direct costs of materials and services, payroll and payroll related costs for employees who are directly associated with developing the internal-use software or upgrades and enhancements that result in additional functionality. Training costs, data conversion costs and operating expenses are expensed as incurred. As of January 31, 2003, the Company had not incurred any Web site development costs meeting the criteria for capitalization.

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

      Pro forma information regarding net loss is required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options subsequent to Lightspan’s initial public offering and using the minimum value method for nonpublic entities for options prior to Lightspan’s initial public offering, with the following weighted average assumptions for each of the years ended January 31, 2003, 2002 and 2001, respectively: ten year risk-free interest rates of 4.02%, 4.90% and 6.51%, respectively; dividend yields of 0%; weighted-average expected life of the options of four to five years; and expected volatility of 77% for the year ended January 31, 2003. In determining pro forma amounts, the estimated fair value of the options is amortized to expense over the vesting period of such options. The following table compares net loss as reported in Lightspan’s financial statements to pro forma amounts that would be reported had compensation expense been recognized for Lightspan’s stock-based

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation plans using the fair value method of SFAS No. 123, as amended by SFAS No. 148 (in thousands, except per share data):

	Years Ended January 31,

	2003	2002	2001

Net loss, as reported	$(36,141)	$(62,243)	$(48,626)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	227	747	2,398
Deduct: Total Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,013)	(1,755)	(5,980)

Pro forma net loss	$(36,927)	$(63,251)	$(52,208)

Basic and diluted net loss per share:
As reported	$(0.76)	$(1.34)	$(1.10)

Pro forma	$(0.78)	$(1.36)	$(1.19)

Comprehensive Loss

      The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss. The Company’s net loss and its total comprehensive loss are included in a supplementary schedule in the statement of stockholders’ equity for the years ended January 31, 2002 and 2001. Total comprehensive loss was equivalent to reported net loss for the year ended January 31, 2003.

Segment Reporting

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. This establishes standards for related disclosures about products and services, geographic areas and major customers. See Note 10.

Net Loss Per Share

      Lightspan computes net loss per share in accordance with SFAS No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options, convertible preferred stock (as if converted), warrants for common stock, and restricted stock that has not yet fully vested. Potentially dilutive securities totaled 0.2 million, 1.2 million and 1.4 million for the years ended January 31, 2003, 2002 and 2001, respectively, and were excluded from the diluted earnings per share because of their antidilutive effect.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

      In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company beginning February 1, 2003. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and will impact the timing of exit or disposal costs reported after adoption.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the pro forma disclosures of the effect of a company’s accounting for stock-based employee compensation required by SFAS No. 123 and adds comparable disclosures to those required by APB Opinion No. 28, “Interim Financial Reporting”. SFAS No. 148 is effective for financial statements of the Company beginning December 15, 2002.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Detailed Balance Sheet Information (In thousands)

      Cash and cash equivalents consist of the following:

	January 31,

	2003	2002

Cash	$2,028	$1,344
Money market accounts	16,469	33,689

	$18,497	$35,033

Restricted cash
Certificates of deposit, current portion	826	826
Certificates of deposit, long term portion	—	827

Total restricted cash	$826	$1,653

      At January 31, 2003, short-term investments consisted of the following.

		Unrealized	Fair
	Amortized Cost	Gain (Loss)	Market Value

U.S. agency	$5,055	$—	$5,055

Cash and cash equivalents	$18,497	$—	$18,497

Total cash and cash equivalents and short-term investments	$23,552	$—	$23,552

      At January 31, 2002, short-term investments consisted of the following.

		Unrealized	Fair
	Amortized Cost	Gain (Loss)	Market Value

U.S. government securities	$8,333	$—	$8,333

Cash and cash equivalents	$35,033	$—	$35,033

Total cash and cash equivalents and short-term investments	$43,366	$—	$43,366

      Property and equipment consist of the following:

	January 31,

	2003	2002

Computer equipment	$11,003	$12,506
Software	3,145	2,718
Office furniture and equipment	1,807	2,045

	15,955	17,269
Less accumulated depreciation and amortization	(11,895)	(10,430)

	$4,060	$6,839

     Goodwill and Other Intangible Assets

      On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” which required us to cease amortizing goodwill, and instead

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

perform a transitional review for impairment as of February 1, 2002 and an annual review for impairment during the fourth quarter of fiscal 2003. Goodwill is considered to be potentially impaired if we determine the carrying value of the reporting unit exceeds its fair value. During the second quarter of fiscal 2003, we performed the transitional test by completing the first step of this review and determined that there was a potential impairment of goodwill relating to our higher education division, Academic Systems. As a result, as required by SFAS 142, we performed a second step utilizing an independent appraisal firm combined with internal analyses and other market and company information to measure the amount of the potential impairment. As a part of this second step, SFAS 142 requires the fair value of the reporting unit be allocated to its assets and liabilities in the same manner used in accounting for business combinations. These analyses were judgmental in nature and included a significant amount of estimates and assumptions in forecasting revenues, expenses, growth rates and other relevant information in a discounted cash flow model with discount rates reflecting the appropriate inherent risk.

      This transitional impairment review from the second step of SFAS 142 resulted in a noncash charge of $3.0 million to reduce the carrying value of the goodwill associated with our higher education division, Academic Systems. This charge is reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003 as required by SFAS 142. Also in connection with the adoption of SFAS 142 we reclassified $1.2 million and $0.5 million of assembled workforce intangibles and related accumulated amortization respectively as required by the pronouncement.

      During the fourth quarter of fiscal 2003, we also performed our annual review for impairment as of January 31, 2003 and determined no impairment existed.

      We cannot assure you that when we complete our annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $11.7 million at January 31, 2003.

      The following table presents a reconciliation of net income (loss) and per share data to what would have been reported had the new rules been in effect during the years ended January 31, 2003, 2002 and 2001.

	January 31,

	2003	2002	2001

Reported net loss	$(36,141)	$(62,243)	$(48,626)
Cumulative effect of change in accounting principle	3,000	—	—
Add back goodwill and assembled workforce amortization	—	10,295	9,188

Adjusted net loss	$(33,141)	$(51,948)	$(39,438)

Basic and diluted net loss per share:
Reported net loss per share	$(0.76)	$(1.34)	$(1.10)
Cumulative effect of change in accounting principle	0.06	—	—
Goodwill amortization	—	0.22	0.21

Adjusted net loss per share	$(0.70)	$(1.12)	$(0.90)

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Detail of intangible assets subject to amortization at January 31, 2003 was as follows:

	Remaining
	Useful	Gross		Net
	Life (in	Carrying	Accumulated	Carrying
	years)	Value	Amortization	Value

Customer base	4	$17,500	$14,787	$2,713
Core technology	4	10,400	8,858	1,542
Trademark and trade name	9	4,100	1,581	2,519

		$32,000	$25,226	$6,774

      Comparison of intangible assets between years:

	January 31,

	2003	2002

Customer base	$17,500	$17,500
Core technology	10,400	10,400
Trademark and trade name	4,100	4,100
Assembled workforce	—	1,200

	32,000	33,200
Less accumulated amortization	(25,226)	(17,922)

	$6,774	$15,278

      Amortization expense for intangible assets for the years ended January 31, 2003, 2002 and 2001 was $8.0 million, $8.0 million and $7.1 million, respectively.

      The estimated annual amortization expense for amortized intangible assets owned as of January 31, 2003 for each of the five succeeding fiscal years is as follows:

Years Ending January 31, 2004	$4,774
2005	520
2006	392
2007	300
2008	300
Thereafter	488

$6,774

      Accrued liabilities consist of the following:

	January 31,

	2003	2002

Accrued compensation and related expenses	$8,728	$10,876
Other accrued liabilities	1,530	1,366

	$10,258	$12,242

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Business Combinations and Strategic Relationships

Acquisition of eduTest, Inc.

      On May 24, 2000, Lightspan entered into a merger agreement with eduTest, which offered a combination of online assessment products and proprietary test questions covering language arts, mathematics, history and science, allowing educators to assess their students’ progress in the classroom. In connection with the merger agreement, which was consummated on June 23, 2000, Lightspan paid $2.6 million in cash, $1.3 million of which was paid to eduTest common shareholders, $1.1 million of which was paid in satisfaction of various obligations of eduTest and $.2 million of transaction costs. Lightspan also issued 1,028,543 shares of common stock with a value at the measurement date of $8.75 per share valued at $9.0 million, with a potential for up to an additional 228,561 hold-back shares valued at $2.0 million over the next 18 months and up to an additional $2.0 million in stock over the subsequent 12 months based upon certain revenue based performance criteria, in exchange for all of the outstanding common and preferred shares of eduTest. The acquisition was accounted for as a purchase.

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

      The purchase price was allocated to the assets acquired, consisting principally of intangible assets and goodwill. The intangible assets are being amortized over useful lives of three to five years. The accompanying consolidated financial statements include the results of operations of eduTest since June 23, 2000, the date the acquisition was consummated.

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

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma financial information

      The following unaudited pro forma financial information assumes the acquisitions of eduTest and LearningPlanet.com were consummated on February 1, 2000 (in thousands, except per share data):

	Years Ended January 31,

	2002	2001

Revenues	$57,532	$99,607
Net loss	$(62,243)	$(51,607)
Net loss per share, basic and diluted	$(1.34)	$(1.19)

4.     Restructuring

      Restructuring. In July 2000, the Company recorded a $1.6 million restructuring charge related to a refocus of our sales and marketing efforts from our free Internet products towards our fee-based subscription Internet products, which was fully implemented during the quarter ended October 31, 2000. The restructuring charge included $1.2 million of involuntary termination benefits relating to the termination of 14 employees in August 2000. The Company also accrued exit costs of $0.4 million in expenses relating to contractual obligations for services associated with our free Internet site that would no longer be used to generate revenue. As of January 31, 2001, the Company had paid $1.0 million in involuntary termination benefits and exit costs and the remaining involuntary termination benefits were substantially paid during the year ended January 31, 2002.

5.     Letter of Credit and Financing Facility

      In October 2000, Lightspan entered into a $2.5 million letter of credit with a financial institution related to a three-year contract with a customer whereby in the event of cancellation of the contract, the customer can draw an amount equivalent to the value of any non-delivered services, not to exceed the value of the letter of credit. The amount of this letter of credit decreased to $0.8 million on September 30, 2002 and will expire on September 30, 2003. The letter of credit is collateralized by a $0.8 million certificate of deposit and the face value of the certificate of deposit is recorded as restricted cash. As of January 31, 2003, the contract has not been cancelled and no amount has been drawn against the letter of credit.

6.     Commitments and Contingencies

      Lightspan leases its facilities under operating lease agreements subject to annual escalation provisions based upon the Consumer Price Index. Facilities rent and operating lease expenses were $2.2 million, $2.4 million and $1.9 million, for the years ended January 31, 2003, 2002 and 2001, respectively.

      At January 31, 2003, future minimum lease payments for all leases with initial terms of one year or more are as follows for each fiscal year ending January 31 (in thousands):

Operating
Leases

2004	$1,601
2005	339
2006	74

Total minimum lease payments	$2,014

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, Lightspan subleases a portion of their facilities for a period of one year subject to one-year renewal options. Sublease income was $0.2 million, $0.2 million and $0.5 million for the years ended January 31, 2003, 2002 and 2001, respectively.

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

Stock Option Plan

      In 1993, Lightspan adopted its 1993 Stock Option Plan, which was renamed the 2000 Equity Incentive Plan (the “Plan”) upon the close of the Offering. Upon the closing of its acquisition of Academic, Lightspan assumed Academic’s 1992 Stock Option Plan. All options outstanding under the 1992 Stock Option Plan were converted into options to purchase shares of Lightspan common stock, and are included in the summary below. Options for common stock may be incentive stock options or non-statutory stock options and are granted at the discretion of the Board of Directors. The Plan permits immediate exercise of options with the unvested portion subject to repurchase by Lightspan at the original exercise price, in the event of termination of employment. Non-statutory stock options may be granted to employees, directors and consultants whereas incentive stock options may be granted to employees and directors only. The option price for incentive stock options shall not be less than 100% of the fair value on the date of grant, and the option price of non-statutory options shall not be less than 85% of the fair value on the date of grant. The maximum term of options granted under the Plan is ten years. Incentive stock options granted under the Plan generally vest at the rate of 25% after one year from the vesting commencement date and 1/36 of the remaining shares every month thereafter. Non-statutory stock options generally vest at the rate of 50% after one year from the vesting commencement date and the remaining 50% after two years from such date.

      At January 31, 2003, Lightspan was authorized to issue 9,711,991 shares of common stock to eligible employees, officers, directors and consultants under the Plan, of which options to purchase 1,208,510 shares were available for future grant at January 31, 2003.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of Lightspan’s stock option activity and related information is as follows (in thousands, except per share data):

	Years Ended January 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	4,974	$3.06	4,420	$4.28	3,782	$4.16
Granted	2,347	$0.96	2,024	$1.19	2,494	$4.89
Exercised	(207)	$0.82	(185)	$0.79	(597)	$1.94
Forfeited	(1,114)	$3.27	(1,285)	$4.68	(1,259)	$6.23

Outstanding — end of year	6,000	$2.27	4,974	$3.05	4,420	$4.28

Exercisable at end of year	2,023		1,624		1,115

Weighted average fair value of Options granted during the year	$0.96		$1.19		$4.84

      The following table summarizes information about stock options outstanding as of January 31, 2003 (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average Remaining	Weighted Average		Average
Range of Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 0.01 – $ 1.90	3,831	8.8	$1.02	498	$1.13
$ 1.91 – $ 3.80	1,032	6.0	$2.45	676	$2.43
$ 3.81 – $ 5.70	458	1.9	$4.06	363	$4.05
$ 5.71 – $ 7.60	312	7.4	$5.80	197	$5.80
$ 7.61 – $ 9.50	200	3.7	$8.34	157	$8.33
$ 9.51 – $11.40	150	2.2	$10.09	120	$10.09
$13.30 – $15.20	1	7.2	$14.25	1	$14.25
$17.10 – $19.00	16	7.2	$19.00	11	$19.00

	6,000	7.3	$2.27	2,023	$3.74

      Pro forma information regarding net loss is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options subsequent to Lightspan’s initial public offering and using the minimum value method for nonpublic entities for options prior to Lightspan’s initial public offering, with the following weighted average assumptions for each of the years ended January 31, 2003, 2002 and 2001, respectively: ten year risk-free interest rates of 4.02%, 4.90% and 6.51%, respectively; dividend yields of 0%; weighted-average expected life of the options of four to five years; and expected volatility of 77% for the year ended January 31, 2003.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. Lightspan’s pro forma information is as follows (in thousands, except per share data):

	Years Ended January 31,

	2003	2002	2001

Pro forma net loss	$(36,927)	$(63,251)	$(52,208)

Pro forma net loss per share, basic and diluted	$(0.78)	$(1.36)	$(1.19)

2000 Employee Stock Purchase Plan

      In October 1999, Lightspan adopted the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) whereby a total of 500,000 shares of common stock were reserved for issuance under the Purchase Plan. This share reserve shall automatically increase each year, based upon a formula, by an amount not to exceed 1% of our total outstanding common stock and common stock equivalents at the time of the automatic increases. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the board may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. For the years ended January 31, 2003 and 2002, employees purchased 448,570 and 536,999 shares, respectively, under the Purchase Plan. As of January 31, 2003, 238,676 shares remained available for issuance prior to the automatic increase.

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

Common Shares Reserved for Future Issuance

      The following table summarizes common shares reserved for future issuance at January 31, 2003:

Common stock options	1,208,510
Employee stock purchase plan	238,676

Total common shares reserved for issuance	1,447,186

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

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares and 127,659 shares of Series D preferred stock at $3.76 and $4.70 per share, respectively, and up to 42,216 shares of Series E preferred stock at $5.00 per share.

      The warrants to purchase Series A through D preferred stock were valued at an aggregate of $0.2 million and were recorded as debt discounts and accreted into interest expense over the life of the applicable financing agreements. The fair value of the warrants were estimated at the dates of grant using the minimum value method with the following assumptions: risk free interest rate at the date of grant of 6.00%; an expected warrant life of two years; and no annual dividends. There were no such amounts included in interest expense for the years ended January 31, 2003, 2002 and 2001.

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

      Upon completion of the Offering, and after the effect of the reverse split in January 2000, all of the above 749,605 warrants to purchase Series A through E preferred stock were converted, at their respective conversion rates, into warrants to purchase 403,591 shares of common stock. As of January 31, 2003, warrants to purchase 21,108 shares of common stock remained outstanding and expire on various dates through 2004.

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

      Lightspan believes that it is unlikely that a performance commitment, as described in EITF 96-18, will be reached until performance is complete. Therefore, the measurement date will be the date of completion of performance and accordingly, no expense had been recorded through January 31, 2003.

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

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result, Lightspan recorded the 160,000 shares issued at $0.8 million and recorded deferred advertising expense of $0.4 million. During the year ended January 31, 2001, Lightspan remeasured the value of the shares in accordance with EITF 96-18 and expensed $0.4 million.

Deferred Compensation

      Lightspan recorded deferred stock-based compensation of $0.1 million and $8.7 million for the years ended January 31, 2001 and 2000, respectively, in connection with the grants of certain stock options to employees and consultants with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to the initial public offering. Lightspan also reduced deferred stock-based compensation by $0.3 million due to the cancellation of unvested options associated with the termination of employees during the year ended January 31, 2003. Amortization of deferred stock compensation was $0.2 million, $0.8 million and $2.4 million during the years ended January 31, 2003, 2002 and 2001, respectively.

8. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of Lightspan’s deferred tax assets are shown below (in thousands):

	January 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$98,843	$91,206
State capitalized research expenses	1,955	1,955
Federal research and development credits	8,910	8,358
Deferred revenue	5,021	2,672
Other	5,207	3,226

Total deferred tax assets	119,936	107,417
Valuation allowance for deferred tax assets	(116,842)	(100,849)

Net deferred tax assets	3,094	6,568

Deferred tax liabilities:
Acquired intangibles	(3,094)	(6,568)

Net deferred tax assets	$—	$—

      A valuation allowance has been recognized to offset the deferred tax assets because management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

      At January 31, 2003, Lightspan had federal and California net operating loss carryforwards of approximately $274.0 million and $43.3 million respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to capitalization of research expenses and limitations on net operating losses for California tax purposes. The federal tax loss carryforwards will begin expiring in 2007 unless previously utilized. Through January 31, 2003, California tax loss carryforwards of $26.5 million have expired, and additional loss carryforwards will continue to expire in fiscal 2004. Lightspan also has federal and California research and development tax credit carryforwards of $6.0 million and $4.4 million respectively, which will begin expiring in fiscal 2008 unless previously utilized.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to Internal Revenue Code Section 382 and 383, the use of Lightspan’s net operating loss and credit carryforwards may be limited as a result of a cumulative change in ownership of more than 50% during any given three-year period.

      Lightspan’s net operating loss carryforwards as of January 31, 2003, will expire as follows (in millions):

	Federal	State

2004	—	$3.3
2005	—	6.0
2006	—	—
2007	$0.1	—
2008	0.9	—
Remaining	$273.0	$34.0

Totals	$274.0	$43.3

9.     Retirement Plan

      Lightspan has a 401(k) defined contribution savings and retirement plan (the “Retirement Plan”). The Retirement Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to 20% of base salary limited by the IRS imposed maximum. On January 1, 1999, Lightspan began matching in cash 10% of employee contributions up to 4% of eligible compensation. Employer contributions were $0.08 million, $0.09 million and $0.1 million for the years ended January 31, 2003, 2002 and 2001, respectively.

10.     Reportable Segments

Description of the Types of Products from Which Each Reportable Segment Derives its Revenues

      Lightspan has two reportable segments: K-12 and Higher Education. Revenues derived from the K-12 segment include the sale of Lightspan Achieve Now software licenses, subscription fees for The Lightspan Network and Lightspan eduTest Assessment products, implementation, training and support services and hardware and related accessories. Revenues derived from the Higher Education segment, comprised solely of Academic which was acquired in September 1999, include the sale of curriculum products licensed to colleges and then sold by the licensing colleges to students on a student-by-student basis for use with each class.

Measurement of Segment Profit or Loss and Segment Assets

      Lightspan evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors Management Used to Identify Lightspan’s Reportable Segments

      Lightspan’s reportable segments are business units that offer different products and services. Prior to the end of fiscal year 2001, and due to the Company’s restructuring in July 2000 and as the Company has focused on selling its software and fee-based online subscription products and services together, Lightspan re-evaluated its reportable segments and combined the Achieve Now and K-12 online segments, previously reported as separate segments, into the K-12 segment.

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Information for Lightspan’s Segments

      The Company’s Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

	Year Ended January 31, 2003

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$40,932	$9,076	$50,008
Interest income (expense), net	374	—	374
Depreciation and amortization	2,069	370	2,439
Loss from operations	(24,406)	(9,109)	(33,515)
Assets	42,949	16,597	59,546
Other significant non cash items:
Deferred stock compensation	(24)	—	(24)
Amortization of deferred stock compensation	227	—	227
Amortization of intangible assets	2,254	5,750	8,004

	Year Ended January 31, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$47,154	$10,378	$57,532
Interest income (expense), net	2,460	—	2,460
Depreciation and amortization	2,857	408	3,265
Loss from operations	(46,130)	(18,573)	(64,703)
Assets	71,679	25,741	97,420
Other significant non cash items:
Deferred stock compensation	(264)	(25)	(289)
Amortization of deferred stock compensation	747	—	747
Amortization of intangible assets	6,316	11,982	18,298

	Year Ended January 31, 2001

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$91,052	$8,022	$99,074
Interest income (expense), net	6,219	(4)	6,215
Depreciation and amortization	1,486	335	1,821
Restructuring charge	1,600	—	1,600
Loss from operations	(16,944)	(21,391)	(38,335)
Assets	116,362	37,536	153,898
Other significant non cash items:
Deferred stock compensation	(1,437)	(62)	(1,499)
Amortization of deferred stock compensation	2,344	54	2,398
Amortization of intangible assets	4,314	11,691	16,005

LIGHTSPAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Legal Matters

      We are not currently involved in any material legal proceedings.

12.     Unaudited Selected Quarterly Financial Data

      The following is a summary of the quarterly results of operations for the years ended January 31, 2003 and 2002.

	Quarter Ended

	April 30	July 31	October 31	January 31

2003
Total revenues	$10,270	$14,115	$12,577	$13,046
Total cost of revenues	3,216	3,774	3,912	3,592
Gross margin	7,054	10,341	8,665	9,454
Total operating expenses	19,594	18,458	16,729	14,248
Loss before cumulative effect of a change in accounting principle	(12,406)	(7,984)	(7,940)	(4,811)
Cumulative effect of a change in accounting principle	(3,000)	—	—	—
Net loss attributable to common stockholders	(15,406)	(7,984)	(7,940)	(4,811)
Net loss per share:
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	$(0.26)	$(0.17)	$(0.17)	$(0.10)
Cumulative effect of a change in accounting principle	$(0.06)	—	—	—
Basic and diluted	$(0.32)	$(0.17)	$(0.17)	$(0.10)
2002
Total revenues	$10,657	$19,467	$13,354	$14,054
Total cost of revenues	3,938	5,571	4,297	3,923
Gross margin	6,719	13,896	9,057	10,131
Total operating expenses	25,583	28,442	26,568	23,913
Net loss attributable to common stockholders	(17,793)	(13,844)	(17,070)	(13,536)
Net loss per share:
Basic and diluted	$(0.39)	$(0.30)	$(0.37)	$(0.29)