Form 10-K/A
period 2003-01-31
LIGHTSPAN INC
filed 2003-05-29
CIK 1097892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/ A

Amendment No. 1

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

     Number of shares of registrant’s common stock outstanding as of March 31, 2003: 47,677,851

     EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/ A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on April 29, 2003 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 13. Consistent with rules amendments recently proposed by the United States Securities and Exchange Commission (the “SEC”), this Amendment No. 1 is also accompanied by a new certification by the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. In accordance with SEC Release No. 34-47551, this certification is submitted as Exhibit 99.1 and Exhibit 99.2 to this Amendment No. 1. Except as otherwise stated herein, all other information contained in the original Report has not been updated by this Amendment No. 1.

LIGHTSPAN, INC.

2003 ANNUAL REPORT ON FORM 10-K/ A
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

      The following table sets forth information about our directors as of April 30, 2003:

Name	Age	Position

John T. Kernan	57	Chairman of the Board and Chief Executive Officer
Carl E. Zeiger	60	President, Chief Operating Officer and Director
Jeffrey W. Brown	41	Director
Elizabeth R. Coppinger	51	Director
Douglas M. Holtby	56	Director
Barry J. Schiffman	57	Director
Hugh M. Tietjen	68	Director

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

      Jeffery W. Brown has served as one of the Company’s directors since February 2002. Since March 1999, Mr. Brown has served as Executive Director of Strategy, Development and Investments for Cox Communications. Mr. Brown served as Vice President and General Counsel for TCA Cable TV from January 1998 until its acquisition by Cox Communications in 1999. Mr. Brown also serves on the Board of Directors of Security Broadband Corporation and TV Gateway, LLC. Mr. Brown has also been a private practice attorney specializing in business, corporate and mergers and acquisitions law. Mr. Brown holds a Juris Doctorate from the South Texas College of Law and a Bachelor of Business Administration in Finance and Accounting from the University of Houston.

      Elizabeth R. Coppinger has served as one of the Company’s directors since March 2001. Ms. Coppinger has been with Sony since January 1991, most recently as Senior Vice President, New Business Development and Strategic Alliances. Prior to joining Sony Corporation of America, Ms. Coppinger was with the Broadcast and Professional Group at Sony Electronics, Inc. where she worked in New Business Development. Ms. Coppinger holds a Bachelor of Science in Chemistry from the University of Washington.

      Douglas M. Holtby is currently serving as Director and Secretary of Multivan Broadcast Corporation, a television company, a position he has held since its incorporation in 2001, as Chief Executive Officer and President of Arbutus Road Investments Inc. and MKC Capital Inc., family investment companies, and as Chief Executive Officer and Director of Star of Fortune Gaming Management, a Vancouver casino. From 2000 to 2001, Mr. Holtby served as a Canwest Trustee/ Director of each of ROBtv Partnership, a business television channel, and CKVU Sub Inc., a Vancouver television station. From 1989 to 1996 Mr. Holtby served as President and CEO of WIC Western International Communications Ltd., an integrated Canadian communications, broadcast and entertainment company. Mr. Holtby also serves on the Board of Directors of Lions Gate Entertainment Corp. and CINAR Corporation. Mr. Holtby is a member of the Institutes of Chartered Accountants of Alberta and British Colombia.

      Barry J. Schiffman has served as one of the Company’s directors since August 1997. Mr. Schiffman is currently CEO of Globespan Capital Partners, a venture capital firm in Palo Alto, California and Boston, Massachusetts. From October 1996 through December 2002, Mr. Schiffman served as President, Chief Investment Officer and a director of JAFCO America Ventures, Inc., a venture capital firm. From March 1995 to October 1996, he was a general partner at Weiss, Peck & Greer Venture Partners, a venture capital firm. Mr. Schiffman is currently a member of the board of several private companies. Mr. Schiffman holds a Bachelor of Science from Georgia Institute of Technology and a Masters in Business Administration from the Stanford Graduate School of Business.

      Hugh Tietjen is currently serving as General Partner of Rutherford Group, a partnership with interests in the high technology and wine industries, a position he has held since January 1993. Prior to that, Mr. Tietjen founded Computer Intelligence (now known as Harte-Hanks Market Intelligence) in 1969 to provide market research for the computer industry. Under his direction, the company became the dominant source of primary market data for the computer and communications industries with $40 million in revenue. In addition to managing Computer Intelligence, he served as Senior Vice President for Ziff Communications after its acquisition of Computer Intelligence. Mr. Tietjen entered the computer industry with IBM and served in a variety of technical and marketing management positions. While on leave from IBM, Mr. Tietjen managed a program development group at the National Security Agency in Washington, D.C. Mr. Tietjen holds a Bachelor of Science from the University of Southern California.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.     Executive Compensation

COMPENSATION OF DIRECTORS

      All of the Company’s directors may be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings, and three directors currently receive cash compensation for services on the Board or any committee thereof. Cash compensation currently consists of an annual fee of $18,000 for Board service (pro rated for partial years) and $1,500 for each committee meeting attended. This compensation began in fiscal year 2003. In addition, all directors are eligible to participate in the Company’s 2000 Equity Incentive Plan (the “2000 Plan”). The following table shows for the fiscal year ended January 31, 2003, compensation paid to these three directors:

		Committee
	Board Service	Attendance	Total
Name	Compensation	Compensation	Compensation

Jeffrey W. Brown	$7,050	$1,500	$8,550
Douglas M. Holtby	$10,016	$1,500	$11,516
Hugh M. Tietjen	$8,000	$1,500	$9,500

      During the last fiscal year, the Company granted options covering 40,000 shares to each of Mssrs. Brown, Holtby and Tietjen, at exercise prices per share of $1.20, $1.56 and $1.56, respectively, which were equal to the fair market value of the Company’s Common Stock on the dates of grant (based on the closing sales price reported on the Nasdaq National Market for the date of grant). The options will vest 25% one year from the date of grant, and 1/36 of the remaining options will vest each month thereafter. The options will fully vest upon a change in control, as defined in the Company’s option plans, unless the acquiring company assumes the options or substitutes similar options.

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

      The following table shows for the fiscal years ended January 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at January 31, 2003 (the “Named Executive Officers”):

				Long-Term
				Compensation
		Annual Compensation
				Securities	All Other
	Fiscal	Salary		Underlying	Compensation
Name and Principal Position	Year	($)(1)	Bonus	Options(#)	($)(2)

John T. Kernan	2003	$301,000	$116,700	100,000
Chief Executive Officer and	2002	$297,000		100,000
Chairman	2001	$272,000
Carl E. Zeiger	2003	$291,000	$83,000	100,000
President, Chief Operating	2002	$286,000		100,000
Officer and Director	2001	$263,000
Michael A. Sicuro(3)	2003	$210,000	$66,700	100,000
Senior Vice President, Chief	2002	$198,000		100,000
Financial Officer, Treasurer and	2001	$3,000		300,000
Secretary
Sandra K. Fivecoat	2003	$210,000	$37,500	75,000	$110,205
Senior Vice President of Sales	2002	$212,000	$70,000	100,000	$118,766
	2001	$211,000	$107,500	20,000	$176,444
James M. Dredge(4)	2003	$247,000	$66,700	100,000
Chief Executive Officer of	2002	$244,000	$6,250	100,000
Academic Systems	2001	$4,000		150,000

(1)	Bonuses were accrued under the Company’s Management Incentive Plan for 2003, 2002 and 2001, as indicated, and paid during the following fiscal year.

(2)	Represents commissions paid.

(3)	Mr. Sicuro was hired by the Company in January 2001.

(4)	Mr. Dredge was hired by the Company in January 2001.

Stock Option Grants and Exercises

      The Company grants options to its executive officers under its 2000 Plan. As of April 30, 2003, options to purchase a total of 5,690,656 shares were outstanding under the 2000 Plan and the 1992 Stock Option Plan, which the Company assumed from Academic Systems upon its acquisition of Academic Systems, and options to purchase 3,125,952 shares remained available for grant under the 2000 Plan. The Company no longer grants options under the 1992 Stock Option Plan.

      The following tables show for the fiscal year ended January 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option Grants in Last Fiscal Year

					Potential Realizable
					Value at Assumed
					Annual Rates of
	Number of				Stock Price
	Securities	% of Total			Appreciation for
	Underlying	Options Granted	Exercise		Option Terms(3)
	Options	to Employees in	Or Base	Expiration
Name	Granted(#)(1)	Fiscal Year(2)	Price($/Sh)	Date	5%($)	10%($)

John T. Kernan	100,000	4.3	1.01	5/11/2012	63,518	160,968
Carl E. Zeiger	100,000	4.3	1.01	5/11/2012	63,518	160,968
Michael A. Sicuro	100,000	4.3	1.01	5/11/2012	63,518	160,968
Sandra K. Fivecoat	75,000	3.2	1.01	5/11/2012	47,639	120,726
James M. Dredge	100,000	4.3	1.01	5/11/2012	63,518	160,968

(1)	The options will vest 100% five years from the date of grant. The options will fully vest upon a change in control, as defined in the Company’s option plans, unless the acquiring company assumes the options or substitutes similar options. The Board of Directors has the ability to reprice the options under the terms of the Company’s option plans.

(2)	Based on options to purchase 2,346,600 shares granted in fiscal 2003.

(3)	The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares		Options/SARs at	Options/SARs
	Acquired	Value	FY-End(#)(2),(3)	at FY-End($)(2),(4)
Name	on Exercise	Realized($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable

John T. Kernan	1,263 (5)	$391.53	93,749/231,251	0/0
Carl E. Zeiger	—	—	93,749/231,251	0/0
Michael A. Sicuro	—	—	150,000/350,000	0/0
Sandra K. Fivecoat	—	—	136,039/183,961	0/0
James M. Dredge	—	—	74,999/275,001	0/0

(1)	Value realized is based on the fair market value of the Company’s Common Stock on the date of exercise minus the exercise price (or the actual sales price if the shares were sold by the optionee simultaneously with the exercise) without taking into account any taxes that may be payable in connection with the transaction.

(2)	Reflects shares vested and unvested at January 31, 2003. Certain options granted under the 2000 Plan are immediately exercisable, but are subject to the Company’s right to repurchase unvested shares on termination of employment.

(3)	Includes both “in-the-money” and “out-of-the-money” options. “In-the-money” options are options with exercise prices below the market value of the Company’s Common Stock at January 31, 2003.

(4)	Value at fiscal year end is equal to the market value of the Company’s Common Stock at January 31, 2003 of $1.01, minus the exercise price of the options.

(5)	Shares exercised were set to expire July 9, 2002.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

      Several of the Company’s executive officers have entered into employment agreements with the Company. Two forms of employment agreement have been entered into, Tier I and Tier II. In the agreements, each executive (i) agreed to keep the Company’s information confidential, (ii) agreed for one year following the executive’s termination not to solicit any employee of the Company to leave the Company, and (iii) agreed not to compete with the Company while receiving any compensation from the Company. In connection with the employment agreements, each executive also signed the Company’s standard form of Proprietary Information and Inventions Agreement. The agreements also provide for severance payments as follows:

•	If the executive is terminated by the Company without cause or the executive resigns with good reason (as the terms “cause” and “good reason” are defined in the agreements), then the executive is entitled to: (i) continuation of salary, bonus and health insurance payments for eighteen months for Tier I and nine months for Tier II following the cessation of employment; and (ii) executive outplacement assistance.

•	If the executive is terminated by the Company without cause or resigns with good reason during the three months prior to or within one year following a change of control (as defined in the agreements) of the Company, the executive is entitled to: (i) salary, bonus and health insurance payments for 24 months for Tier I and 12 months for Tier II following the termination, to be paid in a lump-sum; (ii) executive outplacement assistance; and (iii) full acceleration of all options held by the executive. In the case where the executive is terminated prior to a change of control, the above benefits are effective as of the change of control.

      In addition to the Tier I and Tier II employment agreements entered into in fiscal year 2003, Michael A. Sicuro entered into an employment agreement with the same terms as the agreements above except for the following:

•	If the executive is terminated by the Company without cause or the executive resigns with good reason (as the terms “cause” and “good reason” are defined in the agreements), then the executive is entitled to: (i) continuation of salary, bonus and health insurance payments for twelve months following the cessation of employment; and (ii) executive outplacement assistance.

•	If the executive is terminated by the Company without cause or resigns with good reason during the three months prior to or within one year following a change of control (as defined in the agreements) of the Company, the executive is entitled to: (i) salary, bonus and health insurance payments for 18 months following the termination, to be paid in a lump-sum; (ii) executive outplacement assistance; and (iii) full acceleration of all options held by the executive. In the case where the executive is terminated prior to a change of control, the above benefits are effective as of the change of control.

      The following table sets forth the names of the executives that have signed employment agreements, the date entered into, the base salary provided for, and the form of the agreement:

Executive	Date of Agreement	Base Salary	Form of Agreement

John T. Kernan	03/01/01	$300,000	Tier I
Carl E. Zeiger	03/01/01	$290,000	Tier I
James M. Dredge	03/01/01	$247,000	Tier II
Sandra K. Fivecoat	03/16/01	$210,000	Tier II
Michael A. Sicuro	01/29/01	$210,000	Other

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

ON EXECUTIVE COMPENSATION(1)

      During fiscal 2003, the Compensation Committee of the Board of Directors (“Committee”) was composed of Ms. Coppinger and Mr. Tietjen, neither of whom are currently officers or employees of the Company. The Committee is responsible for establishing the Company’s compensation programs for all employees, including executives. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

     Compensation Philosophy

      The goals of the compensation program are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

•	The Company pays competitively with technology companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and sets it pay parameters based on this review.

•	The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

      1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

•	The Company provides equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to the Company’s business challenges and opportunities as owners and not just as employees.

      Base Salary. The Committee annually reviews each executive officer’s base salary. When reviewing base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

      Annual Incentive. The Management Incentive Plan, an annual incentive award plan, is the variable pay program for officers and other senior managers of the Company to earn additional annual compensation. The actual incentive award earned depends on the extent to which Company and individual performance objectives are achieved. At the start of each year, the Committee and the full Board of Directors review and approve the annual performance objectives for the Company and individual officers. The Company objectives consist of operating, strategic and financial goals that are considered to be critical to the Company’s fundamental long-term goal — building stockholder value. For fiscal year 2003, these goals were financial performance related to revenue, cash flow and net loss per share.

      After the end of the year, the Committee evaluates the degree to which the Company has met its goals and awards incentive compensation based on each participant’s performance against objectives. Awards are paid in cash, and distributions are made in March following the performance year.

      Long-Term Incentives. The Company’s long-term incentive program consists of the 2000 Equity Incentive Plan, and for Academic Systems the 1992 Stock Option Plan, which the Company assumed with the closing of the acquisition. The option program utilizes vesting periods (generally two or four years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the Company’s Common Stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the educational technology industry and the Company’s philosophy of significantly linking executive compensation with stockholder interests.

     Corporate Performance and Chief Executive Officer Compensation

      Mr. Kernan’s base salary at the end of fiscal year 2003 as Chief Executive Officer and Chairman was $300,000. This amount, in addition to the annual incentive provided by the Management Incentive Plan, was estimated to provide an annual cash compensation level at the average as compared to a selected group of technology companies. In setting this amount, the Committee took into account (i) its belief that Mr. Kernan is one of the CEOs of leading educational companies who has significant and broad-based experience in the education technology industry, (ii) the scope of Mr. Kernan’s responsibility, and (iii) the Board’s confidence in Mr. Kernan to lead the Company’s continued development.

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
Elizabeth R. Coppinger
Hugh M. Tietjen

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended January 31, 2003, Elizabeth R. Coppinger and Hugh M. Tietjen served as members of the Company’s Compensation Committee. During that fiscal year, none of the Company’s executive officers or employees served as a director or as a member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Performance Measurement Comparison(1)

      The following graph shows the total stockholder return of an investment of $100 in cash on February 10, 2000 through January 31, 2003 for (i) the Company’s Common Stock, (ii) the Nasdaq Stock Market Composite Index (the “NASDAQ”) and (iii) a peer group selected by the Company. All values assume reinvestment of the full amount of all dividends and are calculated as of the end of each period.

Comparison Of Cumulative Total Return on Investment Since February 10, 2000(2)

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	Peer group index includes: Renaissance Learning, Inc. (RLRN) Iformerly Advantage Learning Systems, Inc. (ALSI)J; Scientific Learning Corp. (SCIL.OB) and rStar Corp. (RSTRC) Iformerly Zapme Corp. (IZAP)J. Smart Force and Riverdeep Group are no longer included in the peer group index as the stock of these companies is no longer traded on the NASDAQ Stock Market, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of April 30, 2003 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

      The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 47,427,851 shares outstanding on April 30, 2003, adjusted as required by rules promulgated by the SEC.

	Beneficial Ownership

		Shares
		Acquirable
	Total	Within 60 Days	Percent
	Number of	of	of
Beneficial Owner	Shares	April 30, 2003	Total

Officers of the Company:
John T. Kernan	1,685,654	104,165	3.5%
Carl E. Zeiger	1,392,665	104,165	2.9%
Michael A. Sicuro	186,733	181,250	*
Sandra K. Fivecoat	177,528	146,977	*
James M. Dredge	96,009	90,624	*
Directors of the Company:
Jeffrey W. Brown(1)	—	—	*
Cox Communications, Inc.
Elizabeth R. Coppinger(2)	—	—	*
Sony Corporation of America
Douglas M. Holtby(3)	—	—	*
Barry J. Schiffman(4)	—	—	*
Globespan Capital Partners
Hugh M. Tietjen(5)	—	—	*
Beneficial owners of more than 5% of the Company’s common stock:
Royce & Associates(6)	6,076,300	—	12.6%
Liberty Media Corp.(7)	4,060,836	1,534	8.5%
Accel Partners(8)	3,115,578	3,652	6.5%
Kleiner, Perkins, Caufield & Byers(9)	3,062,143	3,653	6.4%
Microsoft Corporation(10)	2,915,080	1,298	6.1%
All directors and officers as a group (10 persons)	22,768,526	637,318	47.4%

*	Less than one percent.

(1)	Mr. Brown’s business address is 1400 Lake Hearn Dr. NE, Atlanta, Georgia 30319.

(2)	Ms. Coppinger’s business address is 550 Madison Avenue, New York, New York 10022.

(3)	Mr. Holtby’s business address is 7230 Arbutus Road, West Vancouver, British Columbia, V7W 2L5, Canada.

(4)	Mr. Schiffman’s business address is 300 Hamilton Avenue, Palo Alto, California 94301.

(5)	Mr. Tietjen’s business address is 5514 Calumet Avenue, La Jolla, California 92037.

(6)	The business address for Royce & Associates is 1414 Ave. of the Americas 9th Fl. New York, New York 10019.

(7)	The business address for Liberty Media Corp. is 12300 Liberty Blvd., Englewood, Colorado 80112

(8)	The business address for Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(9)	The business address for Kleiner, Perkins, Caufield and Byers is 2750 Sand Hill Road, Menlo Park, California 94025.

(10)	The business address for Microsoft Corporation is One Microsoft Way, Redmond, Washington 98052.

Equity Compensation Plan Information

      The following table sets forth certain additional information about the equity compensation plans of the Company as of January 31, 2003.

Number of Securities
	Number of Securities to		Remaining Available for Future
	be Issued Upon	Weighted-average	Issuance Under Equity
	Exercise	Exercise Price of	Compensation Plans (excluding
	of Outstanding Options,	Outstanding Options,	securities reflected in 2nd
Plan category	Warrants and Rights	Warrants and Rights	column)

Equity compensation plans approved by securities holders	6,000,185	$2.27	1,208,510
Equity compensation plans not approved by security holders	—	—	—

Total	6,000,185	$2.27	1,208,510

Item 13.	Certain Relationships and Related Transactions

      Except as described under “Employment, Severance and Change of Control Agreements” in Item 11 above, the Company has not been a party to any transaction occurring after February 1, 2002, in which the amount involved exceeded $60,000 and in which any director, executive officer or holder of more than 5% of the Company’s capital stock had or will have a direct or indirect material interest.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of May, 2003.

LIGHTSPAN, INC.

By:	/s/ CARL E. ZEIGER

Carl E. Zeiger,
President, Chief Operating Officer and Director

May 29, 2003

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

Signature	Title	Date

/s/ JOHN T. KERNAN John T. Kernan	Chief Executive Officer and Chairman (Principal Executive Officer)	May 29, 2003

/s/ CARL E. ZEIGER Carl E. Zeiger	President, Chief Operating Officer, and Director	May 29, 2003

/s/ MICHAEL A. SICURO Michael A. Sicuro	Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2003

/s/ JEFFREY W. BROWN Jeffrey W. Brown	Director	May 29, 2003

/s/ ELIZABETH R. COPPINGER Elizabeth R. Coppinger	Director	May 29, 2003

/s/ DOUGLAS M. HOLTBY Douglas M. Holtby	Director	May 29, 2003

Signature	Title	Date

/s/ BARRY J. SCHIFFMAN Barry J. Schiffman	Director	May 29, 2003

/s/ HUGH M. TIETJEN Hugh M. Tietjen	Director	May 29, 2003

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

Date: May 29, 2003

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

Date: May 29, 2003