Form 10-Q
period 2003-04-30
LIGHTSPAN INC
filed 2003-06-13
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of registrant’s common stock outstanding as of May 31, 2003: 47,427,851

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 30,	January 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,026	$18,497
Short-term investments available for sale	—	5,055
Accounts receivable, less allowance for doubtful accounts of $1,638 (April 30, 2003) and $1,652 (January 31, 2003)	7,890	9,135
Finished goods inventory	1,676	1,829
Other current assets	1,313	1,075
Restricted cash	827	827

Total current assets	29,732	36,418
Property and equipment, net	3,490	4,060
Goodwill, net of accumulated amortization of $22,280 (April 30, 2003) and $22,280 (January 31, 2003)	11,741	11,741
Other intangible assets, net of accumulated amortization of $27,227 (April 30, 2003) and $25,226 (January 31, 2003)	4,773	6,774
Deposits and other assets	484	553

Total assets	$50,220	$59,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,664	$3,836
Accrued liabilities	8,726	10,278
Deferred revenue	10,280	11,642

Total current liabilities	23,670	25,756
Deferred revenue, less current portion	927	682
Other liabilities	100	129
Stockholders’ equity:
Convertible preferred stock, par value $0.001:
Authorized shares - 20,000 No shares issued and outstanding	—	—
Common stock, par value $0.001:
Authorized shares – 250,000 Issued and outstanding – 47,428 (April 30, 2003) and 47,676 (January 31, 2003)	48	48
Additional paid-in capital	357,459	357,460
Deferred compensation	(8)	(27)
Accumulated deficit	(331,976)	(324,502)

Total stockholders’ equity	25,523	32,979

Total liabilities and stockholders’ equity	$50,220	$59,546

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 30,

	2003	2002

Revenues:
Software licenses	$4,864	$4,556
Online subscriptions	2,865	2,571
Professional services	2,189	2,456
Hardware and other	713	687

Total revenues	10,631	10,270
Cost of revenues:
Software licenses	1,001	857
Online subscriptions	454	574
Professional services	1,084	1,270
Hardware and other	617	515

Total cost of revenues	3,156	3,216

Gross profit	7,475	7,054
Operating expenses:
Sales and marketing	8,459	10,221
Technology and development	2,382	3,788
General and administrative	2,120	3,500
Stock-based compensation	18	84
Amortization of intangible assets	2,001	2,001

Total operating expenses	14,980	19,594

Loss from operations	(7,505)	(12,540)
Interest income, net	31	134

Loss before cumulative effect of change in accounting principle	(7,474)	(12,406)
Cumulative effect of a change in accounting principle	—	(3,000)

Net loss	$(7,474)	$(15,406)

Net loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.16)	$(0.26)
Cumulative effect of a change in accounting principle	—	$(0.06)

Basic and diluted	$(0.16)	$(0.32)

Weighted average shares — basic and diluted	47,677	47,040

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	April 30,

	2003	2002

Operating activities:
Net loss	$(7,474)	$(15,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	569	660
Amortization of intangible assets	2,001	2,001
Amortization of deferred stock-based compensation	18	84
Loss on disposal of assets	1	588
Cumulative effect of a change in accounting principle	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	1,245	2,654
Finished goods inventory	153	384
Deposits and other assets	(169)	2
Accounts payable	828	983
Deferred revenue	(1,117)	(1,947)
Accrued and other liabilities	(1,566)	(2,267)

Net cash flows used in operating activities	(5,511)	(9,264)
Investing activities:
Purchase of short-term investments	—	(5,058)
Maturities of short-term investments	5,055	—
Purchase of property and equipment	—	(12)

Net cash flows provided by (used in) investing activities	5,055	(5,070)
Financing activities:
Net proceeds from exercise of stock options	1	9
Principal repayments on capital leases	(16)	(63)

Net cash flows provided by financing activities	(15)	(54)

Decrease in cash and cash equivalents	(471)	(14,388)
Cash and cash equivalents at beginning of period	18,497	35,033

Cash and cash equivalents at end of period	$18,026	$20,645

Supplemental disclosure of cash flow information:
Interest paid	$14	$19

Supplemental schedule of noncash investing and financing activities:
Deferred stock-based compensation	$(2)	$(21)

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiary, Academic Systems Corporation (“Academic”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the operating results for Lightspan, Inc., Academic and eduTest (collectively “Lightspan” or the “Company”) have varied significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription online and Academic curricula products and services based on school calendars, budget cycles, the sources and the timing of school districts’ funding. The Company’s operating results are expected to continue to vary significantly from quarter to quarter as a result of the same influences. Operating results for the three months ended April 30, 2003, or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2004. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

Revenue

     Lightspan derives its revenues from the licensing of software, product implementation, materials, training services, customer support services, online subscriptions, and the sale of PlayStation game consoles and accessories.

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

     This transitional impairment review from the second step of SFAS 142 resulted in a noncash charge of $3.0 million in the first quarter of fiscal 2003 to reduce the carrying value of the goodwill associated with our higher education division, Academic Systems. This charge is reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003 as required by SFAS 142. Also in connection with the adoption of SFAS 142 we reclassified $1.2 million and $0.5 million of assembled workforce intangibles and related accumulated amortization respectively as required by the pronouncement.

     We cannot assure you that when we complete our annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $11.7 million at April 30, 2003.

     Detail of intangible assets subject to amortization at April 30, 2003 was as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Customer base	$17,500	$15,908	$1,592
Core technology	10,400	9,608	792
Trademark and trade name	4,100	1,711	2,389

	$32,000	$27,227	$4,773

     Comparison of intangible assets between years:

	April 30,

	2003	2002

Customer base	$17,500	$17,500
Core technology	10,400	10,400
Trademark and trade name	4,100	4,100

	32,000	32,000
Less accumulated amortization	(27,227)	(19,223)

	$4,773	$12,777

     Amortization expense for intangible assets was $2.0 million for the three months ended April 30, 2003 and April 30, 2002.

     The estimated annual amortization expense for amortized intangible assets owned as of January 31, 2003 for each of the five succeeding fiscal years is as follows:

Years Ending January 31,
2004	$4,774
2005	520
2006	392
2007	300
2008	300
Thereafter	488

$6,774

3. Computation of Net Loss per Share

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three months ended April 30, 2003 and April 30, 2002 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive.

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

     Pro forma information regarding net loss is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options subsequent to Lightspan’s initial public offering and using the minimum value method for nonpublic entities for options prior to Lightspan’s initial public offering, with the following weighted average assumptions for each of the quarters ended April 30, 2003 and 2002, respectively: ten year risk-free interest rates range from 5.29% to 4.02%; dividend yields of 0%; expected life of the options of ten years; and expected volatility ranging from 91.97% to 76.71%.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. Lightspan’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended April 30,

	2003	2002

Net loss, as reported	$(7,474)	$(15,406)
Add: Stock-based compensation expense included in reported net loss	18	84
Deduct: Total stock-based compensation expense determined under fair value based methods	$(280)	$(633)

Pro forma net loss	$(7,736)	$(15,955)

Basic and diluted net loss per share, as reported	$(0.16)	$(0.32)

Pro forma net loss per share, basic and diluted	$(0.16)	$(0.34)

5. Comprehensive Income (Loss)

     For the three months ended April 30, 2003 and April 30, 2002, comprehensive loss was equal to reported net loss.

6. Reportable Segments

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

Financial Information for Lightspan’s Segments

The Company’s Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended April 30, 2003

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$8,845	$1,786	$10,631
Interest income, net	31	—	31
Depreciation and amortization of property and equipment	486	83	569
Loss from operations	(5,025)	(2,480)	(7,505)
Assets	36,126	14,094	50,220
Other significant non cash items:
Amortization of stock based compensation	18	—	18
Amortization of intangible assets	563	1,438	2,001

	Three Months Ended April 30, 2002

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$9,024	$1,246	$10,270
Interest income, net	138	(4)	134
Depreciation and amortization of property and equipment	603	57	660
Loss from operations	(9,140)	(3,400)	(12,540)
Assets	58,869	22,944	81,813
Other significant non cash items:
Amortization of stock based compensation	84	—	84
Amortization of intangible assets	563	1,438	2,001

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

     In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

•	a significant adverse change in legal factors or in the business climate;

•	a decline in our stock price or the stock price of comparable companies;

•	a significant decline in our projected revenue or earnings growth or cash flows;

•	an adverse action or assessment by a regulator;

•	unanticipated competition or the loss of key personnel

•	a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

•	the testing of recoverability under Statement 144 of a significant asset group within a reporting unit

     Valuation of Intangible Assets. Our intangible assets were acquired as a result of our acquisitions of Academic and Global Schoolhouse in September 1999, StudyWeb in October 1999 and eduTest in June 2000, and represent customer base, acquired technology, trademarks and trade names. These intangibles are amortized on a straight-line basis over the estimated economic life of the assets. We periodically assess the impairment of intangible assets which requires us to make assumptions and judgments regarding the carrying value of these assets. Lightspan continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Any material changes in circumstances could require future write-downs of our intangible assets and could have a material adverse impact on our operating results for the periods in which such write-downs occur. At April 30, 2003, the net book value of intangible assets that are subject to amortization totaled $4.8 million.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. If a customer’s account becomes past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. As of April 30, 2003, we have not incurred a material write-off of accounts receivable since our inception.

Results of Operations

     We have incurred significant losses since our inception and, as of April 30, 2003, have accumulated losses of approximately $315.5 million which excludes the $16.5 million preferred stock dividend from fiscal 2001. We expect to continue to incur operating losses for the foreseeable future.

Comparison of Three Months Ended April 30, 2003 and 2002

Revenues

     We generate revenues from the sale of software licenses, on-line subscriptions, professional services and hardware. Our total revenues increased 3 percent to $10.6 million in the three months ended April 30, 2003 from $10.3 million in the three months ended April 30, 2002 primarily due to an increase of $0.3 million in both software licenses and revenue recognized from our online subscription products, partially offset by a $0.3 million decrease in professional services revenue, as described below.

     Software Licenses. Our software license revenues increased 7 percent to $4.9 million in the three months ended April 30, 2003 from $4.6 million in the three months ended April 30, 2002 primarily due to an increase in Academic Systems software, in part offset by a $0.2 million decrease in Lightspan Achieve Now licenses sold, in the current quarter as compared to the same period in the prior year.

     Online Subscriptions. Our online subscription revenues increased 11 percent to $2.9 million in the three months ended April 30, 2003 from $2.6 million in the three months ended April 30, 2002 primarily due to an increase in the base of customers subscribing to our fee-based online subscription products. The number of schools subscribing to our K-12, online subscription products increased 43 percent in the current quarter as compared to the same period in the prior year.

     Professional Services. Our professional service revenues decreased 11 percent to $2.2 million in the three months ended April 30, 2003 from $2.5 million in the three months ended April 30, 2002. This was primarily due to fewer days delivered during the current quarter of this year as compared to the same period in the prior year.

     Hardware and Other. Our hardware revenues were $0.7 million in the three month periods ended April 30, 2003 and April 30, 2002.

Cost of Revenues

     Our total cost of revenues was $3.2 million for the three month periods ended April 30, 2003 and April 30, 2002. Our gross margin increased one percentage point to 70 percent in the three months ended April 30, 2003 from 69 percent in the three months ended April 30, 2002 primarily reflecting the increase in online subscription revenues while the costs of providing these online services declined.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 17 percent to $8.5 million for the three months ended April 30, 2003 from $10.2 million for the three months ended April 30, 2002 reflecting staff reductions and related organizational cost reductions made at the end of the last fiscal year.

     Our sales and marketing expenses consist primarily of compensation and related benefits, commissions, bonuses, travel, advertising, promotional activities, customer incentive programs and research and evaluation of our current customers and markets. The company has focused its marketing resources on more targeted, cost-effective marketing campaigns designed to attract new customers, retain and increase sales to current customers and broaden the markets for our Lightspan Achieve Now curriculum, fee-based subscription on-line products and Academic products.

     Technology and Development. Our technology and development expenses decreased 37 percent to $2.4 million for the three months ended April 30, 2003 from $3.8 million for the three months ended April 30, 2002 primarily due to a decrease in personnel and consulting costs associated with both the completion of various development activities and organizational cost reductions made at the end of the last fiscal year.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription on-line products and Academic products, which we expense as incurred.

     General and Administrative. Our general and administrative expenses decreased 39 percent to $2.1 million for the three months ended April 30, 2003 from $3.5 million for the three months ended April 30, 2002 mainly reflecting a reduction in personnel costs during the current quarter and the one-time facility shut down costs incurred in the prior year period.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Stock-Based Compensation. Stock-based compensation expense was $0.02 million and $0.1 million for the three month period ended April 30, 2003 and April 30, 2002, respectively. Stock-based compensation is the result of our granting of stock options to employees with exercise prices per share below the fair values per share for our common stock on the dates those options were granted prior to our initial public offering. The deferred stock-based compensation is being amortized to expense on an accelerated basis over the vesting period of the individual options.

     Amortization of Intangible Assets. Amortization expense was $2.0 million in each of the three month periods ended April 30, 2003 and April 30, 2002 and represents the amortization of intangible assets, other than goodwill, from our previous acquisitions.

     Goodwill. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. This transitional impairment review from the second step of SFAS 142 resulted in a noncash charge of $3.0 million in the first quarter of fiscal 2003 to reduce the carrying value of the goodwill associated with our higher education division, Academic Systems. This charge is reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003 as required by SFAS 142. Also in connection with the adoption of SFAS 142 we reclassified $1.2 million and $0.5 million of assembled workforce intangibles and related accumulated amortization respectively as required by the pronouncement. We cannot assure you that when we complete our annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $11.7 million at April 30, 2003.

     Interest Income. Our net interest income decreased 77 percent to $0.03 million for the three months ended April 30, 2003 from $0.13 million for the three months ended April 30, 2002 as a result of lower cash balances and a significant reduction in the market yield on such investments.

Liquidity and Capital Resources

     From inception through April 2003, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. We are currently not generating sufficient revenue to consistently fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At April 30, 2003, we had $18.0 million of unrestricted cash and cash equivalents and $0.8 million in restricted cash for a total of $18.8 million. Our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and may continue to incur losses. We expect to continue to incur operating losses for the foreseeable future.

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

     The amount of net cash used in operating activities decreased $3.8 million in the three months ended April 30, 2003 as compared to the same period in the prior year primarily due to the impact of actions taken at the end of the prior fiscal year to reduce our operating costs. Net cash provided by investing activities increased $10.1 million in the three months ended April 30, 2003 as compared to the three months ended April 30, 2002 as short-term investments were sold to fund operations during the three months ended April 30, 2003. Historically we have experienced and expect to experience a high degree of seasonality in our business operations related to the funding and purchasing cycles of our education customers. During the last two fiscal years we had negative cash flows in the first, second and fourth quarters and generated cash from operations in the third quarter.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our products and services and the resources we devote to developing, selling, marketing and supporting our products. We expect to devote capital resources in connection with selling, marketing and maintaining our existing products and services, and continued development, expansion and maintenance of our existing software and on-line product offerings and content. In addition, we may expand our business through strategic partnerships, acquisitions and other similar relationships which may require the issuance of debt or equity securities.

     As of April 30, 2003, we believe that our cash and cash equivalents will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

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

     Our quarterly results have fluctuated significantly since our inception, for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the twenty-nine quarters ended April 30, 2003. In addition, in fiscal year 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2004 or for any future years.

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

     Since our inception, we have incurred significant net losses. As of April 30, 2003 we have accumulated net losses of $315.5 million. We incurred net losses of $36.1 million for the fiscal year ended January 31, 2003; net losses of $62.2 million for the fiscal year ended January 31, 2002; and $32.1 million in net losses for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000. Our operating losses and negative cash flow could continue as we incur costs and expenses related to, among other things:

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

     We may need to raise additional funds to continue to meet operating demands or other strategic business objectives. In addition, if we enter into new areas of business, or expand our business through strategic partnerships, acquisitions or other similar relationships, we may incur substantially increased expenses for which we do not expect investment returns for months or years in the future. If we raise additional funds through the issuance of equity or debt securities that have rights senior to those of our current stockholders, these stockholders may experience additional dilution or may lose other rights. We cannot be certain that additional financing will be available to us on favorable terms when required, if at all. Such capital raising may be made more difficult if we are no longer listed on the NASDAQ National Market as a result of our failure to continue to meet the listing requirements required by NASDAQ, which is a risk we face. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to take advantage of future opportunities, to continue to operate or grow our business or respond to competitive pressures or unanticipated developments.

Our acquisitions of other businesses and involvement in strategic relationships may not be successful, which could distract our management or cause us to incur additional expenses.

     We have acquired businesses and may continue to do so in the future. Our integration of these acquisitions or any future acquisitions could distract our management or cause us to incur additional expenses, and could cause our business and operations to be adversely impacted. We also may or expand our business through strategic partnerships, acquisitions or other similar relationships.

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

     We rely heavily on statistical studies, including those cited in our Annual Report on Form 10-K, to demonstrate that our curriculum-based educational software increase student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks:

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

Our business operations could be significantly disrupted if we lose members of our management team.

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

Our executive officers, directors and major stockholders control approximately 46.7% of our common stock.

     As of May 31, 2003, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 46.7% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at April 30, 2003. Declines in interest rates over time will, however, reduce our interest income.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     We did not issue or sell any unregistered securities during the quarter ended April 30, 2003.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Footnote	Exhibit
Number	Number	Description

(1)	3.1	Certificate of Incorporation (including Certificate of Designation of Series A Junior Participating Preferred Stock) as currently in effect.

(2)	3.2	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 and 3.2.

(2)	4.2	Specimen Stock Certificate.

(2)	4.3	Rights Agreement dated as of February 14, 2002 among Lightspan, Inc. and Computershare Investor Services, LLC.

(2)	4.4	Form of Rights Certificate.

	99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 1, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

(b)  Current Reports on Form 8-K

On February 27, 2003, the Company filed a report on Form 8-K to furnish our earnings release for the fourth quarter and year ended January 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June 2003.

Lightspan, Inc.

By:	/s/ Michael A. Sicuro

Michael A. Sicuro,
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

June 12, 2003

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

Date: June 12, 2003	/s/ John T. Kernan

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

Date: June 12, 2003	/s/ Michael A. Sicuro

Michael A. Sicuro
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)