Form 10-Q
period 2003-07-31
LIGHTSPAN INC
filed 2003-09-12
CIK 1097892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of registrant’s common stock outstanding as of August 31, 2003: 4,768,016 (Note: one-for-ten stock split was effective August 25, 2003)

Lightspan, Inc
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LIGHTSPAN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31,	January 31,
	2003	2003

	(Unaudited)
Assets
Current assets: Cash and cash equivalents	$12,601	$18,497
Short-term investments available for sale	—	5,055
Accounts receivable, less allowance for doubtful accounts of $1,645 (July 31, 2003) and $1,652 (January 31, 2003)	14,065	9,135
Finished goods inventory	2,113	1,829
Other current assets	1,090	1,075
Restricted cash	827	827

Total current assets	30,696	36,418
Property and equipment, net	3,001	4,060
Goodwill, net of accumulated amortization of $22,280 (July 31, 2003) and $22,280 (January 31, 2003)	11,741	11,741
Other intangible assets, net of accumulated amortization of $29,058 (July 31, 2003) and $25,226 (January 31, 2003)	2,942	6,774
Deposits and other assets	587	553

Total assets	$48,967	$59,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,193	$3,836
Accrued liabilities	8,876	10,278
Deferred revenue	13,711	11,642

Total current liabilities	24,780	25,756
Deferred revenue, less current portion	934	682
Other liabilities	72	129
Stockholders’ equity:
Convertible preferred stock, par value $0.001:
Authorized shares - 20,000 No shares issued and outstanding	—	—
Common stock, par value $0.001:
Authorized shares – 250,000 Issued and outstanding – 47,684 (July 31, 2003) and 47,676 (January 31, 2003)	48	48
Additional paid-in capital	357,608	357,460
Deferred compensation	—	(27)
Accumulated deficit	(334,475)	(324,502)

Total stockholders’ equity	23,181	32,979

Total liabilities and stockholders’ equity	$48,967	$59,546

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

Revenues:
Software licenses	$8,875	$8,901	$13,739	$13,457
On-line subscriptions	2,957	2,245	5,822	4,816
Professional services	2,411	2,308	4,600	4,764
Hardware and other	1,135	661	1,848	1,348

Total revenues	15,378	14,115	26,009	24,385
Cost of revenues:
Software licenses	1,333	1,588	2,334	2,445
On-line subscriptions	483	380	937	954
Professional services	1,185	1,271	2,269	2,541
Hardware and other	966	535	1,583	1,050

Total cost of revenues	3,967	3,774	7,123	6,990

Gross profit	11,411	10,341	18,886	17,395
Operating expenses:
Sales and marketing	8,614	10,131	17,073	20,352
Technology and development	2,153	3,448	4,535	7,236
General and administrative	1,335	2,814	3,455	6,314
Stock-based compensation	8	64	26	148
Amortization of intangible assets	1,831	2,001	3,832	4,002

Total operating expenses	13,941	18,458	28,921	38,052

Loss from operations	(2,530)	(8,117)	(10,035)	(20,657)
Interest income, net	31	133	62	267

Loss before cumulative effect of change in accounting principle	(2,499)	(7,984)	(9,973)	(20,390)
Cumulative effect of a change in accounting principle	—	—	—	(3,000)

Net loss	$(2,499)	$(7,984)	$(9,973)	$(23,390)

Net loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.53)	$(1.69)	$(2.10)	$(4.33)
Cumulative effect of a change in accounting principle	—	—	—	(.64)

Basic and diluted (see Note 3)	$(0.53)	$(1.69)	$(2.10)	$(4.97)

Weighted average shares — basic and diluted	4,751	4,716	4,759	4,710

See accompanying notes.

LIGHTSPAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 31,

	2003	2002

Operating activities:
Net loss	$(9,973)	$(23,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,073	1,270
Amortization of intangible assets	3,832	4,002
Amortization of deferred stock-based compensation	26	148
Loss on disposal of assets	4	598
Cumulative effect of a change in accounting principle	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	(4,930)	(6,404)
Finished goods inventory	(284)	(279)
Deposits and other assets	(49)	(186)
Accounts payable	(1,643)	(1,173)
Deferred revenue	2,321	2,728
Accrued and other liabilities	(1,439)	(694)

Net cash flows used in operating activities	(11,062)	(20,380)
Investing activities:
Purchase of short-term investments	—	(5,078)
Maturities of short-term investments	5,055	1,276
Purchase of property and equipment	(17)	(144)

Net cash flows provided by (used in) investing activities	5,038	(3,946)
Financing activities:
Net proceeds from issuance of common stock and exercise of stock options	148	283
Principal repayments on capital leases	(20)	(121)

Net cash flows provided by financing activities	128	162

Decrease in cash and cash equivalents	(5,896)	(24,164)
Cash and cash equivalents at beginning of period	18,497	35,033

Cash and cash equivalents at end of period	$12,601	$10,869

Supplemental disclosure of cash flow information:
Interest paid	$34	$45

Supplemental schedule of noncash investing and financing activities:
Deferred stock-based compensation	$(2)	$(23)

See accompanying notes.

LIGHTSPAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Lightspan, Inc., which include the accounts of its wholly owned subsidiary, Academic Systems Corporation (“Academic”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Historically, the operating results for Lightspan, Inc., Academic and eduTest (collectively “Lightspan” or the “Company”) have varied significantly from quarter to quarter because of seasonal influences on demand for its Lightspan Achieve Now, fee-based subscription online and Academic curriculum products and services based on school calendars, budget cycles, the sources and the timing of school districts’ funding. The Company’s operating results are expected to continue to vary significantly from quarter to quarter as a result of the same influences. Operating results for the three and six months ended July 31, 2003, or for any other interim period are not necessarily indicative of the results that may be expected for the full year ending January 31, 2004. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Organization and Business Activity

     Lightspan, Inc. (“Lightspan”) was founded in 1993. Lightspan was incorporated as The Lightspan Partnership, Inc. and changed its name to Lightspan, Inc. on April 10, 2000. Lightspan provides curriculum-based educational software and online products and services to schools and school districts that are used both in school and at home. Lightspan Achieve Now is an interactive CD-ROM-based software product for kindergarten through eighth grade schools, or K-8, that covers the core curriculum of language arts, reading and math. The Lightspan Achieve Now program typically includes the Lightspan Achieve Now software and a PlayStation® game console that the student uses to operate the program at home throughout the school year. The Lightspan Network is an online subscription service that provides curriculum-based content for classroom and home use. The Lightspan Reading Center is a complete online reading program that supports student achievement and helps educators make more informed instructional decisions. Lightspan eduTest Assessment is a comprehensive accountability and assessment online subscription program that allows educators to quickly identify district, school, class and student strengths and needs relating to state and national standards. Academic software is a CD-ROM-based product that serves the college market with an English and mathematics curriculum designed to meet the needs of under-prepared students. Web-enhanced versions of Academic’s Interactive Mathematics and Interactive English allow colleges to implement the programs using client workstations that are located solely within an intranet, on the Internet in a distance learning configuration, or with a combination of intranet and Internet-based workstations.

Revenue

     Lightspan derives its revenues from the licensing of software, online subscriptions, product implementation, materials, training services, customer support services, and the sale of PlayStation game consoles and accessories.

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

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”). We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

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

Professional Services

     Revenue derived from professional services, including product implementation and customer training provided by our professional development organization, is recognized as the services are performed in accordance with the standard implementation, training, service, and evaluation plans that Lightspan establishes for its customers. Revenue derived from telephone support and maintenance arrangements provided by the professional development organization is recognized ratably over the term of the support and maintenance period, generally one year.

Hardware

     Revenue derived from hardware sales, including the sale of PlayStation game consoles and related accessories, is recognized upon delivery of the console and the related software product.

2. Goodwill and Other Intangible Assets

     On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” which required us to cease amortizing goodwill, and instead perform a transitional review for impairment as of February 1, 2002 and an annual review for impairment during the fourth quarter of fiscal 2003. Goodwill is considered to be potentially impaired if we determine the carrying value of the reporting unit exceeds its fair value. During the second quarter of fiscal 2003, we performed the transitional test by completing the first step of this review and determined that there was a potential impairment of goodwill relating to our higher education division, Academic Systems. As a result, as required by SFAS 142, we performed a second step utilizing an independent appraisal firm combined with internal analyses and other market and company information to measure the amount of the potential impairment. As a part of this second step, SFAS 142 required the fair value of the reporting unit be allocated to its assets and liabilities in the same manner used in accounting for business combinations. These analyses were judgmental in nature and included significant estimates and assumptions in forecasting revenues, expenses, growth rates and other relevant information in a discounted cash flow model with discount rates reflecting the appropriate inherent risk.

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

     We cannot assure you that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $11.7 million at July 31, 2003.

     Detail of intangible assets subject to amortization at July 31, 2003 was as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Customer base	$17,500	$16,992	$508
Core technology	10,400	10,225	175
Trademark and trade name	4,100	1,841	2,259

	$32,000	$29,058	$2,942

     Comparison of intangible assets between years:

	July 31,

	2003	2002

Customer base	$17,500	$17,500
Core technology	10,400	10,400
Trademark and trade name	4,100	4,100

	32,000	32,000
Less accumulated amortization	(29,058)	(21,224)

	$2,942	$10,776

     Amortization expense for intangible assets was $1.8 million and $2.0 million for the three months ended July 31, 2003 and July 31, 2002, respectively; and $3.8 million and $4.0 million for the six months ended July 31, 2003 and July 31, 2002, respectively.

     The estimated annual amortization expense for amortized intangible assets owned as of January 31, 2003 for each of the five succeeding fiscal years is as follows:

Years Ending January 31, 2004	$4,774
2005	520
2006	392
2007	300
2008	300
Thereafter	488

$6,774

3. Computation of Net Loss per Share

     Lightspan computes net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants were excluded from diluted loss per share for the three and six month periods ended July 31, 2003 and the three and six month periods ended July 31, 2002 because the Company had a net loss for the period and the inclusion of outstanding stock options and warrants would be anti-dilutive. Basic and diluted loss per share, including the weighted average shares, have been adjusted to reflect the 1:10 reverse stock split which became effective at 5:00 P.M. on August 25, 2003.

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

     Pro forma information regarding net loss is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and has been determined as if Lightspan had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options subsequent to Lightspan’s initial public offering and using the minimum value method for nonpublic entities for options prior to Lightspan’s initial public offering.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. Lightspan’s pro forma information is as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

Net loss, as reported	$(2,499)	$(7,984)	$(9,973)	$(23,390)
Add: Stock-based compensation expense included in reported net loss	8	64	26	148
Deduct: Total stock-based compensation expense determined under fair value based methods	$(223)	$(699)	$(502)	$(1,332)

Pro forma net loss	$(2,714)	$(8,619)	$(10,449)	$(24,574)

Basic and diluted net loss per share, as reported	$(0.53)	$(1.69)	$(2.10)	$(4.97)

Pro forma net loss per share, basic and diluted	$(0.57)	$(1.83)	$(2.20)	$(5.22)

5. Comprehensive Income (Loss)

     For the three and six months ended July 31, 2003 and July 31, 2002, comprehensive loss was equal to reported net loss.

6. Reportable Segments

Description of the Types of Products from Which Each Reportable Segment Derives its Revenues

     Lightspan has two reportable segments: K-12 and Higher Education. Revenues derived from the K-12 segment include the sale of Lightspan Achieve Now software licenses, subscription fees for The Lightspan Network and Lightspan eduTest Assessment products, implementation, training and support services and hardware and related accessories. Revenues derived from the Higher Education segment, comprised solely of Academic which was acquired in September 1999, include the sale of curriculum products licensed to colleges, which are then sold by the licensing colleges to students on a student-by-student basis for use with each class.

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

Financial Information for Lightspan’s Segments

The Company’s Higher Education segment remains solely comprised of Academic. The following information is for the K-12 and Higher Education segments (in thousands):

	Three Months Ended July 31, 2003

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$11,391	$3,987	$15,378
Interest income, net	31	—	31
Depreciation and amortization of property and equipment	431	73	504
Loss from operations	(2,679)	149	(2,530)
Assets	33,427	15,540	48,967
Other significant non cash items:
Amortization of stock based compensation	8	—	8
Amortization of intangible assets	393	1,438	1,831

	Three Months Ended July 31, 2003

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$11,027	$3,088	$14,115
Interest income, net	133	—	133
Depreciation and amortization of property and equipment	502	108	610
Loss from operations	(6,778)	(1,339)	(8,117)
Assets	53,984	24,218	78,202
Other significant non cash items:
Amortization of stock based compensation	64	—	64
Amortization of intangible assets	563	1,438	2,001

	Six Months Ended July 31, 2003

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$20,237	$5,772	$26,009
Interest income, net	62	—	62
Depreciation and amortization of property and equipment	917	156	1,073
Loss from operations	(7,703)	(2,332)	(10,035)
Assets	33,427	15,540	48,967

Other significant non cash items:
Amortization of stock based compensation	26	—	26
Amortization of intangible assets	956	2,876	3,832

	Six Months Ended July 31, 2003

		Higher
	K-12	Education	Consolidated

Revenues from external customers	$20,051	$4,334	$24,385
Interest income, net	267	—	267
Depreciation and amortization of property and equipment	1,105	165	1,270
Loss from operations	(15,918)	(4,739)	(20,657)
Assets	53,984	24,218	78,202
Other significant non cash items:
Amortization of stock based compensation	148	—	148
Amortization of intangible assets	1,127	2,875	4,002

7. Subsequent Events

Reverse Stock Split

     At the Company’s Annual Meeting of Stockholders, on August 21, 2003, the stockholders of the Company approved a series of alternative amendments to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect at the discretion of the Board of Directors a reverse stock split of the Common Stock, with the effectiveness of one of such amendments to be determined by the Board of Directors. On August 22, 2003 the Board of Directors authorized the Company to effect a reverse split whereby each outstanding 10 shares was combined, converted and changed into one share of Common Stock. The reverse split became effective at 5:00 P.M. EDT on August 25, 2003. The Company’s trading symbol on NASDAQ will temporarily be “LSPND” for 20 trading days then revert back to “LSPN.” Computershare Trust Company of New York is the Company’s exchange agent for the reverse split.

Merger Agreement Signed

     On September 9, 2003, the Company announced the signing of an Agreement and Plan of Merger with Plato Learning, Inc. Plato Learning will acquire all of the shares of the Company for approximately 6.5 million shares of Plato Learning common stock, based on an exchange ratio of 1.330 shares of Plato common stock for each share of the Company’s common stock. The value could change based on the price movement of Plato’s common stock, which is publicly traded on NASDAQ, as outlined in an 8-K filed on September 9, 2003 with the U.S. Securities and Exchange Commission.

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

     On September 9, 2003, the Company announced the signing of an Agreement and Plan of Merger with Plato Learning, Inc. Plato Learning will acquire all of the shares of the Company for approximately 6.5 million shares of Plato Learning common stock, based on an exchange ratio of 1.330 shares of Plato common stock for each share of the Company’s common stock. The value could change based on the price movement of Plato’s common stock, which is publicly traded on NASDAQ, as outlined in an 8-K filed on September 9, 2003 with the U.S. Securities and Exchange Commission.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts. Our significant accounting policies are described below and in Note 1 of the “Notes to Consolidated Financial Statements” included elsewhere in this quarterly report. We believe policies and estimates related to revenue recognition, goodwill valuation, intangible assets and allowance for doubtful accounts represent our critical accounting policies. Future results may differ from these estimates under different assumptions or conditions.

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

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and The American Institute of Certified Public Accountants (“AICPA”). We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. However, the accounting profession continues to discuss various provisions of these guidelines with the objective of providing additional guidance on their future application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated changes in recognized revenue. They could also drive significant adjustments to our business practices that could result in increased administrative costs, lengthened sales cycles and other changes that could affect our results of operations.

Use of Estimates

     Valuation of Goodwill. On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” which required us to cease amortizing goodwill, and instead perform a transitional review for impairment as of February 1, 2002 and an annual review for impairment during the fourth quarter of fiscal 2003. Goodwill is considered to be potentially impaired if we determine the carrying value of the reporting unit exceeds its fair value. During the second quarter of fiscal 2003, we performed the transitional test by completing the first step of this review and determined that there was a potential impairment of goodwill relating to our higher education division, Academic Systems. As a result, as required by SFAS 142, we performed a second step utilizing an independent appraisal firm combined with internal analyses and other market and company information to measure the amount of the potential impairment. As a part of this second step, SFAS 142 requires the fair value of the reporting unit be allocated to its assets and liabilities in the same manner used in accounting for business combinations. These analyses were judgmental in nature and included significant estimates and assumptions in forecasting revenues, expenses, growth rates and other relevant information in a discounted cash flow model with discount rates reflecting the appropriate inherent risk.

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

     Valuation of Intangible Assets. Our intangible assets were acquired as a result of our acquisitions of Academic and Global Schoolhouse in September 1999, StudyWeb in October 1999 and eduTest in June 2000, and represent customer base, acquired technology, trademarks and trade names. These intangibles are amortized on a straight-line basis over the estimated economic life of the assets. We periodically assess the impairment of intangible assets which requires us to make assumptions and judgments regarding the carrying value of these assets. Lightspan continually evaluates the recoverability of the intangible assets and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Any material changes in circumstances could require future write-downs of our intangible assets and could have a material adverse impact on our operating results for the periods in which such write-downs occur. At July 31, 2003, the net book value of intangible assets that are subject to amortization totaled $ 2.9 million.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts that we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. If a customer’s account becomes past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. Additionally, our policy is to fully reserve for all accounts with aged balances greater than one year. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. As of July 31, 2003, we have not incurred a material write-off of accounts receivable since our inception.

Results of Operations

     We have incurred significant losses since our inception and, as of July 31, 2003, have accumulated losses of approximately $318.0 million which excludes the $16.5 million preferred stock dividend from fiscal 2001. We expect to continue to incur operating losses for the foreseeable future.

Comparison of Three Months Ended July 31, 2003 and 2002

Revenues

     We generate revenues from the sale of software licenses, on-line subscriptions, professional services and hardware. Our total revenues increased nine percent to $15.4 million in the three months ended July 31, 2003 from $14.1 million in the three months ended July 31, 2002 primarily due to an increase of $0.7 million in revenue recognized from our online subscription products, a $0.5 million increase in hardware sales and a $0.1 million increase in professional services revenue, as described below.

     Software Licenses. Total software license revenue of $8.9 million in the three months ended July 31, 2003 was similar to the same period in the prior year. An increase of $0.8 million in sales of Academic Systems software was offset by a decrease in sales of Lightspan Achieve Now licenses in the three months ended July 31, 2003 compared to the same period in the prior year.

     Online Subscriptions. Our online subscription revenues increased 32 percent to $3.0 million in the three months ended July 31, 2003 from $2.3 million in the three months ended July 31, 2002 primarily due to an increase in the base of customers subscribing to our fee-based online subscription products. The number of schools subscribing to our K-12, online subscription products increased 27 percent in the current quarter as compared to the same period in the prior year.

     Professional Services. Our professional service revenues were $2.4 million in the three months ended July 31, 2003 comparable to the $2.3 million in the three months ended July 31, 2002.

     Hardware and Other. Our hardware revenues increased 72 percent to $1.1 million in the three months ended July 31, 2003 from $0.7 million in the three months ended July 31, 2002, primarily due to sales of the higher priced Sony PlayStation console/LCD combo and sales of the new Mobile Learning Center.

Cost of Revenues

     Our total cost of revenues was $4.0 million and $3.8 million for the three month periods ended July 31, 2003 and July 31, 2002, respectively. The $0.2 million increase in cost of revenues was a result of higher hardware sales, partially offset by lower cost of software license revenue in the current quarter as compared to the same period in the prior year. Our gross margin increased nearly one percentage point to 74.2 percent in the three months ended July 31, 2003 from 73.3 percent in the three months ended July 31, 2002 primarily reflecting a lower overall cost structure.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 15 percent to $8.6 million for the three months ended July 31, 2003 from $10.1 million for the three months ended July 31, 2002 reflecting a decrease in staff and related organizational cost reductions made at the end of the last fiscal year.

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

     Technology and Development. Our technology and development expenses decreased 38 percent to $2.2 million for the three months ended July 31, 2003 from $3.4 million for the three months ended July 31, 2002 primarily due to a decrease in personnel and consulting costs associated with both the completion of various development activities and organizational cost reductions made at the end of the last fiscal year.

     Our development costs consist primarily of compensation and benefits of personnel for design, art, production, enhancement, maintenance and testing of our Lightspan Achieve Now curriculum, fee-based subscription on-line products and Academic products, which we expense as incurred.

     General and Administrative. Our general and administrative expenses decreased 53 percent to $1.3 million for the three months ended July 31, 2003 from $2.8 million for the three months ended July 31, 2002 primarily as a result of lower bad debt expense and professional service costs during the current quarter than in the prior year period.

     Our general and administrative expenses consist primarily of compensation and benefits for executive and administrative personnel, professional service expenses and other general corporate expenses.

     Amortization of Intangible Assets. Amortization expense was $1.8 million and $2.0 million in the three month periods ended July 31, 2003 and July 31, 2002, respectively, and represents the amortization of intangible assets, other than goodwill, from our previous acquisitions.

     Goodwill. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. This transitional impairment review from the second step of SFAS 142 resulted in a noncash charge of $3.0 million in the first quarter of fiscal 2003 to reduce the carrying value of the goodwill associated with our higher education division, Academic Systems. This charge is reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003 as required by SFAS 142. Also in connection with the adoption of SFAS 142 we reclassified $1.2 million and $0.5 million of assembled workforce intangibles and related accumulated amortization respectively as required by the pronouncement. We cannot assure you that when we complete our annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $11.7 million at July 31, 2003.

     Interest Income. Our net interest income decreased from $0.1 million for the three months ended July 31, 2002 to a negligible amount for the three months ended July 31, 2003 as a result of lower cash balances and a reduction in the market yield on such investments.

Comparison of Six Months Ended July 31, 2003 and 2002

Revenues

     Our total revenues increased seven percent to $26.0 million in the six months ended July 31, 2003 from $24.4 million in the six months ended July 31, 2002 primarily due to the increase in revenue recognized from our on-line subscription products, software licenses and hardware revenue, offset in part by a $0.2 million decrease in revenue from professional services, as described below.

     Software Licenses. Our software license revenues increased two percent to $13.7 million in the six months ended July 31, 2003 from $13.5 million in the six months ended July 31, 2002 primarily due to a 33 percent increase in Academic Systems software sales, offset by a 11 percent decrease in sales of Lightspan Achieve Now licenses in this period as compared to the same period in the prior year.

     On-line Subscriptions. Our on-line subscription revenues increased 21 percent to $5.8 million in the six months ended July 31, 2003 from $4.8 million in the six months ended July 31, 2002 primarily due to an increase in the base of customers subscribing to our fee-based on-line subscription products.

     Professional Services. Our professional service revenues decreased three percent to $4.6 million in the six months ended July 31, 2003 from $4.8 million in the six months ended July 31, 2002 primarily due to fewer days delivered during the first quarter of this year as compared to the same period in the prior year.

     Hardware and Other. Our hardware revenues increased 37 percent to $1.8 million in the six months ended July 31, 2003 from $1.3 million in the six months ended July 31, 2002 primarily due to an increase in the sales of the higher priced Sony PlayStation console/LCD combo and the new Mobile Learning Center during the second quarter of the current year.

Cost of Revenues

     Our total cost of revenues increased two percent to $7.1 million for the six months ended July 31, 2003 from $7.0 million for the six months ended July 31, 2002 primarily reflecting the increase in hardware sales, partially offset by lower software license cost of revenue. Gross margin as a percentage of total revenues increased more than one percentage point to 72.6 percent in the six months ended July 31, 2003 from 71.3 percent in the six months ended July 31, 2002 due primarily to a lower overall cost structure.

Expenses

     Sales and Marketing. Our sales and marketing expenses decreased 16 percent to $17.1 million for the six months ended July 31, 2003 from $20.4 million for the six months ended July 31, 2002 primarily due to reductions in personnel costs, travel and related selling expenses and in marketing expenses as our marketing emphasis changed from a product branding focus to a supporting role of the existing sales organization.

     Technology and Development. Our technology and development expenses decreased 37 percent to $4.5 million for the six months ended July 31, 2003 from $7.2 million for the six months ended July 31, 2002 primarily due to a decrease in personnel and consulting costs associated with the completion of various development activities.

     General and Administrative. Our general and administrative expenses decreased 45 percent to $3.5 million for the six months ended July 31, 2003 from $6.3 million for the six months ended July 31, 2002 mainly reflecting certain non-recurring severance costs, and other expenses relating to staff reductions, and one-time facility shut down costs which were incurred in the prior year period, as well as, lower professional service fees in the current year period.

     Amortization of Intangible Assets. Expense for the six months ended July 31, 2003, $3.8 million, represented amortization of intangible assets, other than goodwill, from our previous acquisitions. Effective February 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is no longer amortized to expense and must be periodically reviewed for impairment with any related losses recognized when incurred. The effect of any future impairment on our consolidated financial statements is unknown. Expense for the same period in 2002 included $4.0 million of amortization of intangibles.

     Interest Income (Expense). Our net interest income decreased to $0.1 million for the six months ended July 31, 2003 from $0.3 million for the six months ended July 31, 2002 as a result of lower cash balances and a reduction in the market yield on such investments.

Liquidity and Capital Resources

     From inception through July 2003, we have financed our operations and met our capital expenditure requirements primarily from the net proceeds from private sales of equity securities, net proceeds from our initial public offering and the collection of revenues from the sales of our products and services. We are currently not generating sufficient revenue to consistently fund our operations. We expect our operating losses and net operating cash outflows to continue if we are unable to increase sales. If we are unable to sufficiently increase our revenues, our ability to service and maintain our products or fund our operations could be significantly impaired. At July 31, 2003, we had $12.6 million of unrestricted cash and cash equivalents and $0.8 million in restricted cash for a total of $13.4 million. Our business will require the use of our capital to fund operating losses, capital expenditures and working capital needs. We have incurred significant losses since our inception and may continue to incur losses. If we are unable to increase our revenues, we would expect to continue to incur operating losses for the foreseeable future.

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

     The amount of net cash used in operating activities decreased $9.3 million in the six months ended July 31, 2003 as compared to the same period in the prior year primarily due to our overall cost reduction initiatives. Net cash provided by investing activities increased $9.0 million in the six months ended July 31, 2003 as compared to the six months ended July 31, 2002 as short-term investments were sold to fund operations during the six months ended July 31, 2003. Historically we have experienced and expect to experience a high degree of seasonality in our business operations related to the funding and purchasing cycles of our education customers. During the previous two fiscal years we had negative cash flows in the first, second and fourth quarters and generated cash from operations in the third quarter.

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

     As of July 31, 2003, we believe that our cash and cash equivalents will be sufficient to fund our operations and capital requirements through at least the next 12 months. However, the actual amount of funds that we will need during or after the next 12 months will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated.

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

     Our quarterly results have fluctuated significantly since our inception, for various reasons. Our quarterly results have ranged from a net loss of $21.0 million to a net income of $17.7 million over the thirty quarters ended July 31, 2003. In addition, in fiscal year 1997 and 1998 we recognized license revenue for our Lightspan Achieve Now product of $5.6 million and $14.8 million, respectively, in accordance with the accounting rules in effect at that time; while in fiscal years 1999 and 2000, we did not recognize any Lightspan Achieve Now license revenue, in accordance with new accounting rules adopted February 1, 1998. In the quarter ended April 30, 2000, we recognized $46.4 million in previously deferred revenue, resulting in an operating profit of $16.2 million. In the quarter ended July 31, 2000, we recognized the remaining $2.0 million of revenue previously deferred. The operating results for these quarters are not indicative of our underlying business in these quarters, and will not be indicative of results that may be expected for any subsequent quarter, for the full year ending January 31, 2004 or for any future years.

     We expect significant fluctuations in our quarterly revenues and operating results to continue. Demand for our products and services is subject to seasonal influences based on school calendars, budget cycles, and the sources and timing of school districts’ funding. Moreover, our sales could be delayed from quarter to quarter due partly to our need to assist school district decision makers regarding the uses and benefits of our software, and the lengthy multiple approval process that typically accompanies significant expenditures by school districts. If a significant sale that we expect to occur in a particular quarter is delayed until a future quarter, or does not occur at all, our quarterly performance may be adversely affected to a greater degree than expected. Further, our fee-based online subscription efforts may contribute to fluctuations in our quarterly operating results because the sales cycles and our ability to recognize revenues derived from sales of our fee-based online subscription products are different than the sales cycles and our ability to recognize revenues derived from sales of our educational software. Also, our quarterly results may be impacted to the extent that outstanding warrants held by CINAR Corporation become exercisable upon completion of certain performance criteria and we are required to record a corresponding expense. If our financial results for one or more quarters fall below the expectations of analysts and investors, the trading price of our common stock may decline.

If we are unable to increase our revenues, we would expect net losses to continue for the foreseeable future and may never achieve or sustain profitability, which may cause our stock price to decline.

     Since our inception, we have incurred significant net losses. As of July 31, 2003 we have accumulated net losses of $318.0 million. We incurred net losses of $36.1 million for the fiscal year ended January 31, 2003; net losses of $62.2 million for the fiscal year ended January 31, 2002; and $32.1 million in net losses for the fiscal year ended January 31, 2001, including the recognition of $48.1 million in revenue previously deferred in fiscal years 1999 and 2000. Our operating losses and negative cash flow could continue as we incur costs and expenses related to, among other things:

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

     We currently utilize the names of teachers and students who are registering for our online subscription products for purposes of accessing our websites. However, we may in the future collect other personal information relating to students, teachers and parents, and may sell our user information on an aggregated, non-individual basis; though we do not intend to sell information relating to children under the age of thirteen. We could be subject to liability claims for misuses of information collected from our users, such as for unauthorized marketing purposes, and could face additional expenses to analyze and comply with increasing regulation in this area. The Federal Trade Commission, for example, has enacted regulations governing collection of personal information from children under the age of thirteen and is expected to issue and enforce additional regulations in this area. We could also be subject to liability based on claims relating to content that is published on our Web sites or that is accessible from our network through links to other Web sites. In addition to subjecting us to potential liability, claims of this type could require us to change our Web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

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

     Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, class action lawsuits have historically been initiated against Internet and software companies following periods of volatility in the market prices of these companies’ stock. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make potential acquisitions of assets or businesses. Moreover, as of March 20, 2003, our common stock had closed at less than $1.00 for thirty consecutive trading days. We have received notification from NASDAQ of our non-compliance with the exchange’s minimum-price requirement; however we have a grace period of 180 days to regain compliance with this requirement. If we are unable to regain compliance, or if appeals to NASDAQ for relief from compliance are unsuccessful, then we could be delisted from the NASDAQ National Market, which could adversely affect our stock price and the ability of our stockholders and investors to buy and sell our common stock. As of August 26, 2003 and through September 10, 2003, our stock had a closing price ranging from $7.78 to $10.40, effected for the reverse split. We expect to regain compliance with the minimum price requirements in the near future.

     If litigation were instituted on the basis of volatility or liquidity in our stock price, it could result in substantial costs and would divert management’s attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

Our executive officers, directors and major stockholders control approximately 47.3% of our common stock.

     As of August 31, 2003, executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, owned or controlled approximately 47.3% of our outstanding common stock. These stockholders are able to influence all matters requiring approval by our stockholders, including the election of directors and the approval of corporate transactions. This concentration of ownership may also delay, deter or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to the interest rates which are tied to market rates, and our investments in interest sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and do not expect to in the future. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in securities rated AA or better. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at July 31, 2003. Declines in interest rates over time will, however, reduce our interest income.

Item 4. Controls And Procedures

     The Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of July 31, 2003. Based on that evaluation, the chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

     There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     On June 19, 2003, Credit Suisse First Boston Corporation and approximately 12 of its clients, including Lightspan, Inc., were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Lightspan, Inc. violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended.

     After Lightspan secured an enlargement of time within which to answer, the United States Judicial Panel on Multi-District Litigation transferred the case to the United States District Court for the Southern District of New York, centralizing and consolidating it with the present initial public offering actions pending in such court.

     Although we believe this lawsuit against Lightspan, Inc. is without merit, no assurance can be given about its outcome, and an unfavorable outcome could have a material adverse effect on Lightspan’s operating results.

Item 2. Changes in Securities and Use of Proceeds

     On August 22, 2003 the Board of Directors authorized the Company to effect a 1-for-10 reverse split of the Company’s Common stock, whereby each outstanding 10 shares was combined, converted and changed into one share of Common Stock. The reverse split, which was previously approved by the stockholders at the Company’s August 21, 2003 Annual Stockholders Meeting, became effective at 5:00 P.M. EDT on August 25, 2003. Adjustments were automatically made to the Company’s outstanding options and warrants to reflect the reverse split as reflected above.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on August 21, 2003. At the meeting the stockholders of the Company approved a series of alternative amendments to the Company’s Amended and Restates Certificate of Incorporation, as amended, to effect at the discretion of the Board of Directors a reverse stock split of the Common Stock whereby each outstanding 7, 9, or 10 shares would be combined, converted and changed into one share of Common Stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments to be determined by the Board of Directors prior to the 2004 Annual Meeting of Stockholders of the Company, as permitted under Section 242(c) of the Delaware General Corporate Law. The voting for the proposal was as follows:

For	—	38,166,388
Against	—	339,115
Abstain	—	78,492

     Also at the meeting, the following nominees were elected as directors to hold office until the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld

Barry J. Schiffman	38,380,976	203,019
Elizabeth R. Coppinger	35,248,754	3,335,241
Lois Harrison-Jones	38,370,476	213,519

     The following individuals’ terms of office as a director continued after the meeting: Carl E. Zeiger, Douglas M. Holtby, John T. Kernan, Jeffrey W. Brown and Hugh M. Tietjen.

     Also at the meeting, the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending January 31, 2004 was ratified. The voting for the proposal was as follows:

For	—	38,476,983
Against	—	78,395
Abstain	—	28,617

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Footnote	Exhibit
Number	Number	Description

(4)	2.1	Agreement and Plan of Merger, dated as of September 9, 2003, by and among PLATO Learning, Inc., a Delaware corporation, LSPN Merger Corp., a Delaware corporation, and Lightspan, Inc., a Delaware corporation.
(1)	3.1	Certificate of Incorporation (including Certificate of Designation of Series A Junior Participating Preferred Stock) as currently in effect.
(2)	3.2	Bylaws, as currently in effect.
(3)	3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(2)	4.2	Specimen Stock Certificate.
(2)	4.3	Rights Agreement dated as of February 14, 2002 among Lightspan, Inc. and Computershare Investor Services, LLC.
(2)	4.4	Form of Rights Certificate.
(4)	4.5	First Amendment, dated September 9, 2003, to the Rights Agreement, dated as of February 14, 2002, between Lightspan, Inc., a Delaware corporation, and Computershare Investors Services, L.L.C.
(4)	10.1	Form of Consulting Agreement, dated September 9, 2003 by and between John T. Keman and PLATO Learning, Inc., a Delaware corporation.
(4)	10.2	Form of Lock-up Agreement, dated September 9, 2003, by and between John T. Keman and PLATO Learning, Inc., a Delaware corporation.
(4)	10.3	Form of Voting Agreement, dated as of September 9, 2003, by and between Lightspan, Inc., a Delaware corporation and an officer of PLATO Learning, Inc., a Delaware corporation.
(4)	10.4	Form of Voting Agreement, dated as of September 9, 2003, by and between PLATO Learning, Inc., a Delaware corporation, and certain officers of Lightspan, Inc., a Delaware corporation.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on March 1, 2002, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-90103, or amendments thereto, and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on August 25, 2003 (File No. 000-29347), and incorporated herein by reference.

(4)	Filed as an Exhibit to the Current Report on Form 8-K filed by the Company on September 10, 2003 (File No. 000-29347), and incorporated herein by reference.

(b)  Current Reports on Form 8-K

On May 20, 2003, the Company filed a report on Form 8-K to furnish our earnings release for the first quarter ended April 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of September 2003.

Lightspan, Inc.

By:	/s/ Michael A. Sicuro

Michael A. Sicuro, Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial Officer)

September 12, 2003